Form 10-K
period 1993-12-31
USLICO CORP
filed 1994-03-30
CIK 750234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, DC  20549

                                       F  O  R  M   10-K


  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 -

                           For the fiscal year ended:  DECEMBER 31, 1993
                                 Commission file number:  0-12694.


                                        USLICO CORPORATION
                      (Exact name of registrant as specified in its charter)

        VIRGINIA                                              54-1278620
 (State or other jurisdiction                               (IRS Employer
of incorporation or organization)                       Identification Number)



        Registrant's telephone number, including area code:  (703) 875-3600


         Securities registered pursuant to Section 12(b) of the Act:

                                 Title of each class:  NONE.
                    Name of each exchange on which registered:  NONE.


              Securities registered pursuant to Section 12(g) of the Act:

                               COMMON STOCK $1.00 PAR VALUE
                                      (Title of class)


Indicate by check mark (X) whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X              No

       Market value of stock held by non-affiliates was $186,957,050 as of March 7, 1994.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date:

COMMON STOCK - $1.00 PAR VALUE - 10,760,118 SHARES OUTSTANDING AS OF MARCH 7, 1994.


DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the part of the Form 10-K into which the document is incorporated:

       Document                                             Part
       Annual Report to Shareholders                        II
       Proxy Statement filed March 29, 1994                 I, III

                             CONTENTS


PART I

Item 1.     Business of USLICO..................................1
Item 2.     Properties..........................................5
Item 3.     Legal Proceedings...................................5
Item 4.     Submission of Matters to a Vote of Security Holders.6


PART II

Item 5.     Market for Registrant's Common Stock
             and Related Stockholder Matters....................7
Item 6.     Selected Financial Data.............................7
Item 7.     Management's Discussion and Analysis of Financial
             Condition and Results of Operation.................7
Item 8.     Financial Statements and Supplementary Data.........7
Item 9.     Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.............7


PART III

Item 10.    Directors and Executive Officers of the Registrant..7
Item 11.    Executive Compensation..............................7
Item 12.    Security Ownership of Certain Beneficial Owners
             and Management.....................................7
Item 13.    Certain Relationships and Related Transactions......8


PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

    (a)    1.  Financial Statements - USLICO Corporation
                and Subsidiaries..............................8
           2.  Financial Statement Schedules -
                USLICO Corporation and Subsidiaries...........8
           3.  Index to Exhibits..............................8

    (b)    1.  Reports on Form 8-K............................8

                                              PART I

ITEM 1.     BUSINESS OF USLICO


USLICO Corporation (USLICO) is an insurance holding company incorporated under the laws of Virginia in 1983. In 1984, USLICO became the parent company of the United Services Life group of companies upon the conversion and exchange of the common stock of United Services Life for USLICO common stock on a one-for-one basis. USLICO owns two life insurance companies and several smaller subsidiaries that provide such services as investment management and sale of insurance and other financial products.


LIFE INSURANCE COMPANIES

USLICO's subsidiary life insurance companies are authorized to write all forms of life insurance, annuities (including variable annuities) and accident and health insurance. The life companies, which collectively write business in all U.S. jurisdictions, Europe, and the Far East, are individually licensed in the following jurisdictions:

  - United Services Life Insurance Company ("United Services"), the predecessor of which was formed in 1937, is licensed in all states, except New York (where it is an accredited reinsurer), and in the District of Columbia, Guam, and Japan.

  - Bankers Security Life Insurance Society ("Bankers Security"), acquired in 1979, is licensed in all states, the District of Columbia, and the Dominican Republic.

  - Two other life insurance subsidiaries were merged into United Services in 1992: Provident Life Insurance Company, which was acquired in 1982, and United Olympic Life Insurance Company, which was acquired in 1984.


The life insurance subsidiaries sell three major product lines: (1) individual life insurance, (2) payroll deduction and group life, and (3) individual annuities. See the accompanying 1993 Annual Report for further information regarding the business of USLICO.

Underwriting

The life insurance companies offer ordinary life, universal life, variable life, and term insurance with accidental death and waiver of premium benefits. The life companies also offer group term life insurance and group association life insurance. As of December 31, 1993, the life companies had $31.3 million of variable life separate account assets.

Accident and health policies include group medical, long-term disability, and accidental death and dismemberment coverages. The life companies also sell individual fixed and variable annuities on both a tax-qualified and non tax-qualified basis. As of December 31, 1993, as a result of variable annuity sales, the life companies had $198.4 million under management in variable annuity separate accounts.

Depending upon the age and classification of the risk, the life companies retain varying amounts of insurance up to a maximum ranging between $10,000 and $400,000 on any one life. As of December 31, 1993, the aggregate amount of reinsurance ceded was $10.4 billion and the life companies had accepted $5.0 billion of SGLI (Servicemen's Group Life Insurance) reinsurance.

For individual life insurance, medical examinations may be required for any ages or amounts if information received indicates a need for examination. Approximately 50% of individual applications are issued without requiring a full medical examination. Blood testing is required for all proposed insureds ages 25 through 45 for amounts greater than $100,000.

For life policies issued to individuals in payroll deduction cases, the life companies have a guaranteed issue program for groups of 50 or more participants. Beyond guaranteed issue amounts, some limited underwriting is performed.

Underwriting with respect to annuities is minimal. Profitability is determined primarily by the investment spread earned on annuity assets. The individual annuities sold by the life companies have no bail-out provisions (with the exception of one annuity form sold in immaterial amounts in certain states).

Competition and Regulation

The life insurance industry is highly competitive. There are more than 2,000 legal reserve life insurance companies in the United States, many of which compete with subsidiaries of USLICO in one or more jurisdictions in which they are authorized to transact business. Competition in the insurance field is based upon price, product design, and services rendered to policyholders and agents.

The insurance subsidiaries are subject to regulation and supervision by their states of incorporation and by other states in which they do business, including regulations governing rates, standards of solvency and business conduct, and rehabilitation and liquidation of insurance companies. In addition, the states generally require the licensing of insurers and their agents and approval of policy forms, prescribe the form and content of statutory financial statements, and restrict the type and concentration of investments. USLICO also is subject to the laws of several states regulating insurance holding companies. These laws generally impose reporting requirements on such companies and require that any subsidiary insurance company's surplus be reasonable in relation to its liabilities and adequate for its financial needs following any distributions with respect to capital stock made to affiliated companies. In addition, state laws generally provide for a ceiling on dividends which a holding company's operating insurance subsidiaries can pay without prior approval by state regulatory authorities. United Services must obtain prior regulatory approval, from the Virginia Bureau of Insurance, for any dividend if the amount of such dividend, together with all other dividends paid in the preceding 12 calendar months, exceeds the lesser of (a) 10% of the statutory policyholders surplus or (b) the net gain from operations as of the end of the prior calendar year. Bankers Security, as a New York domiciled company, must obtain prior approval of the New York Insurance Department for any dividend. Such approval generally is granted if dividends paid in the 12 most recent calendar months do not exceed the lesser of (1) 50% of the net gain from operations for the prior calendar year or (2) the increase in surplus for the prior calendar year.

State insurance regulators monitor the capital adequacy of life insurance companies by means of Risk-Based Capital (RBC) ratios that relate each insurer's actual statutory capital and surplus to a calculated level of capital needed to support different types of risk inherent in the assets and liabilities of the company. RBC ratios below certain levels call for various forms of regulatory intervention. The ratios at December 31, 1993, for both United Services and Bankers Security were more than double the highest level that would require even the most minimal level of regulatory action.

Insurance Ratings

A. M. Best Company is the acknowledged statistical reporter on the financial condition, history and operating results of insurance companies. Best's ratings are classified in gradations from A++ (Superior) through C- (Marginal). The rating reflects the relative financial strength of the company in comparison to industry performance in such areas as underwriting, control of expenses, reserve adequacy and asset quality. United Services and Bankers Security each received A (Excellent) ratings in 1993. Ratings for 1994 had not been assigned by the date this report was filed. It should be noted that Best's ratings are published for the benefit of policyholders and not for the benefit of shareholders.

Standard & Poor's (S&P) rates the claims-paying ability of insurance companies from the highest level of AAA (Superior) to the lowest levels of CCC (Extremely vulnerable) and R (Regulatory action). United Services and Bankers Security each had ratings of A+ (Good financial security) as of the date of this Annual Report.

Ownership of USLICO Common Stock

United Services owned 300,000 shares of USLICO common stock at December 31, 1993, and the USLICO retirement plan held 273,446 shares of USLICO common stock.

Personnel

The life companies employ approximately 685 full-time employees, none of whom is represented by a union.


PROPERTY AND CASUALTY INSURANCE COMPANIES

USLICO carried out property and casualty insurance operations through three wholly-owned insurance subsidiaries which were sold in July of 1991. A fourth subsidiary, The Northeastern Insurance Company of Hartford ("Northeastern"), was a property and casualty reinsurer. Northeastern ceased writing new business during 1986, commuted substantially all reinsurance liabilities effective December, 1993, and surrendered its insurance licenses in early 1994. See the discussion of discontinued
operations in the Financial Review section on page    of the accompanying
1993 Annual Report to Shareholders incorporated by reference herein for further information regarding Northeastern.

OTHER BUSINESSES

USLICO owned The International Trust Company of Liberia, Monrovia, Liberia until August 1993, when it was sold. See Note 2 to Consolidated Financial Statements of the accompanying 1993 Annual Report to Shareholders incorporated by reference herein.

USLICO owns International Risks, an insurance agency that sells multiple lines of insurance products, including property and casualty insurance and life and health coverages. The agency markets individual, group and payroll deduction products underwritten by approximately fifteen insurance companies. International Risks employs 16 full-time employees, none of whom is represented by a union.

USLICO owns a broker-dealer, USLICO Securities, which is a distributor for the fixed and variable annuities marketed by United Services and Bankers Security and which offers mutual funds through its registered representatives. USLICO Securities employs a full-time staff of 11, none of whom is represented by a union.

INVESTMENTS OF USLICO

For information regarding USLICO's investment portfolio, see Note 3 to Consolidated Financial Statements of USLICO Corporation in the accompanying 1993 Annual Report to Shareholders incorporated by reference in this Form 10-K as Exhibit 13.

Management actively monitors its commercial mortgage loan portfolios. Commercial properties are inspected on a yearly basis and inspection reports are documented in each file. Particular emphasis is placed upon loans that have one or more of the following conditions:

   1.    Past due principal and interest payment
   2.    Past due real estate tax payment
   3.    Past due hazard insurance premium payment
   4.    High vacancy rate in subject building (less than breakeven occupancy)
   5. High vacancy rate and/or declining property values in neighborhood of subject building
   6.    Substantive number of leases expiring prior to loan maturity
   7.    Higher than market rental rates of tenants in subject building
   8.    Bankruptcy or financial difficulty of borrower
   9.    Bankruptcy or financial difficulty of major tenants
  10.    Deferred maintenance
  11.    Potential environmental liability

On a loan by loan basis, management establishes a loan loss reserve for those loans where there is a reasonable likelihood that a loss will be incurred. The amount of the loss reserve for each loan is determined by estimating the difference between the outstanding loan balance and the estimated market value of the property less foreclosure and selling costs. The reserve calculation is also a function of the probability of ultimate loss. These specific loss reserves totaled $4.8 million at December 31, 1993. A full narrative appraisal is prepared by an independent appraiser at the time of foreclosure. In addition, the Company establishes aggregate unspecified loss reserves based on overall loan portfolio factors. This general reserve was $4 million at December 31, 1993.

The following table sets forth information on nonaccrual, past due (accruing loans more than 90 days delinquent) and restructured mortgage loans on real estate:

                                        NonAccrual          Past Due      Restructured
12/31/93 principal balance              $5,312,500          $0            $14,661,485

Gross income that would have been
 reported in 1993 if the loans had
 been current                           $  651,641           0            $ 1,771,622
Interest income that was included
 in net income in 1993                     423,284           0              1,562,904

Excluded income                         $  228,357                        $   208,718

USLICO's policy is to stop the accrual of income on mortgage loans more than 90 days delinquent. All mortgage loans on real estate are located within the United States. Approximately 54% of the loans are on warehouse properties and 30% are on office buildings.

As of December 31, 1993, 18 mortgage loans on real estate totaling $24.3 million are considered to be potential problem loans, not reported above, based on knowledge about possible credit problems of borrowers. Of these loans, 17 were current and one was 30 days delinquent. A loss reserve of $350,000 was established at 12/31/93 against one of these loans. The ratio of net charge-offs during 1993 to average loans outstanding during 1993 was 0.4%.


ITEM 2.     PROPERTIES

USLICO owns no real estate except through subsidiaries.

Bankers Security owns a 60,000 square foot office building, completed in 1980, at 950 North Glebe Road, Arlington, Virginia. USLICO's life companies occupy 77% of this property.

United Services owns a 72,000 square foot office building at 316 North 5th Street, Bismarck, North Dakota, completed in 1954, and occupies 54% of its space.

At December 31, 1993, Bankers Security and United Services owned total foreclosed properties of $3 million.


ITEM 3.     LEGAL PROCEEDINGS

United Olympic Life Insurance Company ("UOL") and Bankers Security Life Insurance Society ("BSL") are subsidiaries of USLICO (the "Company"). UOL was merged into another subsidiary, United Services Life Insurance Company ("USL"), on October 1, 1992. In United Olympic Life Insurance Company, et. al. v. The Delaware County Bank and Trust Company ("the Bank"), Case No. C2-91-1076, in the United States District Court for the Southern District of Ohio, Eastern Division, United Olympic Life Insurance Company, et. al.
v. Consultants and Administrators, Inc., Case No. C2-92-142, in the United States District Court for the Southern District of Ohio, Eastern Division, and The Delaware County Bank and Trust Company vs. United Olympic Life Insurance Company, et. al., Case No. 92CV-H-01-015, in the Court of Common Pleas for Delaware County, Ohio, USL and BSL seek to recover approximately $10 million in consequential damages and $20 million in punitive damages from the Bank for the wrongful transfer by the Bank of premium trust funds to satisfy indebtedness of Consultants and Administrators ("C&A"), a third party administrator, and for the wrongful dishonoring by the Bank of checks drawn on accounts at the Bank. The Bank has counterclaimed against USL, BSL and C&A alleging a conspiracy to defraud the Bank and others and tortious interference with the business relationship between the Bank and C&A. The Bank seeks compensatory damages of $20 million and an unspecified amount of punitive damages. C&A was also sued by USL and BSL and the Bank, and C&A has in turn filed claims against the Bank, USL and BSL claiming damages for alleged breach of contract, wrongful attachment, intentional/negligent interference, fraud, abuse of process and malicious prosecution. C&A alleges damages of $15 million, requests punitive damages of $40 million plus consequential damages in an amount to be determined.

In United Olympic Life Insurance Company, et. al. v. Consultants and Administrators, Inc. et. al. Case No. C2-92-150, in the United States District Court for the Southern District of Ohio, Eastern Division, USL and BSL have filed a declaratory judgment action to determine proper allocation of approximately $200,000 in commissions. After the Court issued an opinion effectively ruling that C&A had a right to direct how commissions which were due should be paid, USL paid all but approximately $10,000 of the commissions and is now waiting for further communication from C&A on further payment. USL and BSL also have sued Paul Bargnesi, President of C&A, individually for approximately $300,000 for breach of contract. Mr. Bargnesi has counterclaimed for unspecified compensatory and punitive damages arising from alleged severe emotional distress and damage to reputation. C&A has also filed counterclaims in this action essentially identical to those described in the second case (Case No. C2-92-142) above.

The Company believes its subsidiaries have substantial defenses to all of the claims asserted by C&A, the Bank and Mr. Bargnesi in all cases.

The Company, including its subsidiaries, is engaged in other litigation in the ordinary course of business. In the opinion of management, the litigation is not material.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The information required in answer to this item is incorporated by reference to USLICO Corporation's definitive proxy statement filed March 29, 1994, for use in connection with the Annual Meeting of Shareholders to be held on April 29, 1994.

                                             PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
            MATTERS

The common stock and dividend information appearing on page    of the
accompanying 1993 Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

ITEM 6.     SELECTED FINANCIAL DATA

The five-year financial data appearing on page    of the accompanying 1993
Annual Report to Shareholders is incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information required in answer to this item appears on pages    through
   of the accompanying 1993 Annual Report to Shareholders incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, and Report of Independent Auditors appearing on pages
through    of the accompanying 1993 Annual Report to Shareholders are incorporated by reference in this Form 10-K Annual Report as Exhibit 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                             PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding directors and executive officers of the Registrant is incorporated by reference to USLICO Corporation's definitive proxy statement filed March 29, 1994, for use in connection with the Annual Meeting of Shareholders to be held on April 29, 1994.

ITEM 11.    EXECUTIVE COMPENSATION

Information regarding executive compensation is incorporated by reference to USLICO Corporation's definitive proxy statement filed March 29, 1994, for use in connection with the Annual Meeting of Shareholders to be held on April 29, 1994.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial ownership of USLICO Corporation's voting securities by directors, officers, and persons who, to the best knowledge of USLICO Corporation, are known to be beneficial owners of more than five percent of USLICO Corporation's voting securities as of March 1, 1994, is incorporated by reference to USLICO Corporation's definitive proxy statement filed March 29, 1994, for use in connection with the Annual Meeting of Shareholders to be held on April 29, 1994.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.
                                              PART IV
ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)    1.   FINANCIAL STATEMENTS - USLICO CORPORATION AND SUBSIDIARIES.

            The following financial statements of USLICO Corporation and Subsidiaries, together with the report of independent auditors thereon, are included in Part II of this report by incorporation by reference.

            Consolidated Balance Sheets at December 31, 1993 and 1992 Consolidated Statements of Income for the three years ended
             December 31, 1993
            Consolidated Statements of Cash Flows for the three years ended
             December 31, 1993
            Notes to Consolidated Financial Statements
            Report of Independent Auditors

       2.   FINANCIAL STATEMENT SCHEDULES - USLICO CORPORATION AND
            SUBSIDIARIES

            The following schedules of USLICO Corporation and subsidiaries together with the applicable report of independent auditors thereon, are submitted herewith.

            Independent Auditors' Report on
             Financial Statement Schedules                                 9
            Schedule I   - Summary of Investments at
                            December 31, 1993                             10
            Schedule III - Condensed Financial Information of
                            Parent Company                                11
            Schedule VI  - Reinsurance                                    16
            Schedule IX  - Short-Term Borrowings                          17

            Other schedules are omitted because of the absence of conditions under which they are required or because the required information is given in the consolidated financial statements or notes.

       3.   INDEX TO EXHIBITS                                             18

(B)    1.   REPORTS ON FORM 8-K

               None.

           INDEPENDENT AUDITORS' REPORT ON FINANCIAL STATEMENT SCHEDULES






TO:    The Board of Directors and Shareholders of USLICO Corporation




Under date of February 23, 1994, we reported on the consolidated balance sheets of USLICO Corporation and subsidiaries as of December 31, 1993 and 1992, and the related consolidated statements of income and cash flows for each of the years in the three-year period ended December 31, 1993, as contained in the 1993 Annual Report to Shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the Annual Report on Form 10-K for the year 1993. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedules as listed in the accompanying index. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedules based on our audits.

In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 4 to the consolidated financial statements, the Company changed its method of accounting for income taxes by adopting the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" in 1992. As discussed in Note 1 to the consolidated financial statements, the Company also adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions" in 1992.




                                                      KPMG Peat Marwick



Washington, D.C.
February 23, 1994


                                                                       SCHEDULE I


                                                         USLICO CORPORATION

                                             SUMMARY OF INVESTMENTS AT DECEMBER 31, 1993

                                                                              Amount at which
                                                                 Market       Shown in the
Type of Investment                                    Cost        Value       Balance Sheet
                                                             (in thousands)

Fixed maturities
 Bonds
   U.S. government and government agencies
       and authorities......................        $  410,062   $  430,057   $  410,062
   States, municipalities and political
       subdivisions.........................             7,379        7,610        7,379
   Foreign governments......................            13,306       14,731       13,306
   Public utilities.........................           422,128      451,313      422,128
   All other corporate......................         1,138,808    1,217,011    1,138,808
 Redeemable preferred stock...............               3,251        3,253        3,251
                                                     ---------    ---------    ---------
       Total fixed maturities...............         1,994,934    2,123,975    1,994,934

Equity securities
 Common Stocks
   Industrial and miscellaneous.............               198          153          153
 Nonredeemable preferred stocks............              5,449        5,470        5,470
                                                         -----        -----        -----
       Total equity securities..............             5,647        5,623        5,623

Mortgage loans on real estate..............            341,713                   341,713

Real estate investment properties..........              3,351                     3,351

Real estate acquired in satisfaction
 of debt...................................              2,980                     2,980

Policy loans...............................            129,152                   129,152

Short-term investments.....................             31,108                    31,108

Other invested assets......................             12,755                    14,092
                                                     ---------                 ---------
       Total investments....................        $2,521,640                $2,522,953

                                                                       SCHEDULE III

                                                         USLICO CORPORATION

                                          CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                                                           Balance Sheets
                                                           Parent Company
                                                          as of December 31

                                                       1993                1992
                                                               (in thousands)
       ASSETS
Cash and bank deposits....................          $      145          $      103

Short-term investments,
   at cost (which approximates market).....              5,708              11,188

Other assets..............................              20,459              18,841

Investments in subsidiaries...............             351,805             326,510
                                                       -------             -------
       Total Assets........................         $  378,117          $  356,642

       LIABILITIES AND SHAREHOLDERS' EQUITY

Convertible subordinated debentures.......          $   97,750          $   97,750

Other liabilities.........................               4,545               4,945
                                                       -------             -------
       Total Liabilities...................            102,295             102,695

Shareholders' equity:

 Common stock.............................              14,460              14,455

 Additional paid-in capital...............             266,659             266,586

 Net unrealized investment gains on
   marketable equity securities held
   by subsidiaries.........................              8,477               7,728

 Foreign currency translation adjustments.              (1,600)             (1,650)

 Retained earnings........................              76,938              55,940

 Treasury stock, at cost..................             (89,112)            (89,112)
                                                       -------             -------
       Total Shareholders' Equity..........            275,822             253,947
                                                       -------             -------
       Total Liabilities and Shareholders'
        Equity............................          $  378,117          $  356,642

                                    See accompanying note to condensed financial information.

                                                                         SCHEDULE III
                                                                            (cont.)


                                                         USLICO CORPORATION

                                      CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (cont.)

                                                          Income Statements
                                                           Parent Company

                                                           Years ended December 31
                                                      1993         1992         1991
                                                             (in thousands)
                    INCOME
Equity in earnings (loss) of subsidiaries*..        $ 27,461     $(49,277)    $ 49,907

Management fees.............................           4,081        3,965        2,817

Interest income.............................             472          560        1,564

Other income................................           1,398            2           13

Realized investment gains (losses)..........             351         -         (32,695)
                                                      ------       ------       ------
       Total income (loss)...................         33,763      (44,750)      21,606


                    EXPENSES

General expenses............................           2,076        3,069        2,151

Interest expense............................           8,107        8,194        8,219
                                                      ------       ------       ------
       Total expenses........................         10,183       11,263       10,370
                                                      ------       ------       ------
       Net income (loss).....................       $ 23,580     $(56,013)    $ 11,236

                                      See accompanying note to condensed financial information.

Cash dividends of $9.9 million, $9.8 million and $5.4 million for the years ended December 31, 1993, 1992 and 1991, respectively, were paid to the parent company by its subsidiaries.

*  Includes the effects of discontinued operations and accounting changes as reported in the Consolidated Statements of
   Income of USLICO Corporation and Subsidiaries.


                                                  USLICO CORPORATION
                                 CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (cont.)
                                            Statements of Changes in Shareholders' Equity
                                                           Parent Company
                                                       Years ended December 31
                                                       (Amounts in thousands)

                                                            Net                        Foreign
                                               Additional   Unrealized                 Currency
                                  Common       Paid-In      Investment    Retained     Translation         Treasury
                                  Stock        Capital      Gains         Earnings     Adjustment          Stock        Totals
Balance, December 31, 1990        $ 14,458     $266,540     $  4,346      $122,252     $  (1,564)          $(88,511)    $317,521

1991
Net income................           --           --           --           11,236        --                  --          11,236
Increase in unrealized gains
 on investments...........           --           --           3,333         --           --                  --           3,333
Cash dividends to unaffiliated
 shareholders, $1.00
 per share................           --           --           --          (10,779)       --                  --         (10,779)
Stock repurchases.........             (30)        (523)       --            --           --                  --            (553)
Shares issued as collateral             28          573        --            --           --                   (601)       --
Foreign currency translation
 adjustment...............           --           --           --            --             (221)             --            (221)
                                    ------      -------        -----       -------         -----             ------      -------
Balance, December 31, 1991          14,456      266,590        7,679       122,709        (1,785)           (89,112)     320,537

1992
Net loss..................           --           --           --          (56,013)       --                  --         (56,013)
Increase in unrealized gains
 on investments...........           --           --              49         --           --                  --              49
Cash dividends to unaffiliated
 shareholders, $1.00
 per share................           --           --           --          (10,756)       --                  --         (10,756)
Stock repurchases.........              (1)          (4)       --            --           --                  --              (5)
Foreign currency translation
 adjustment...............           --           --           --            --              135              --             135
                                    ------      -------        -----        ------         -----             ------      -------
Balance, December 31, 1992          14,455      266,586        7,728        55,940        (1,650)           (89,112)     253,947

1993
Net income...............            --           --           --           23,580               --           --          23,580
Increase in unrealized gains on
 investments.............            --           --             749         --           --                  --             749
Cash dividends to unaffiliated
 shareholders, $.24
 per share...............            --           --           --           (2,582)       --                  --          (2,582)
Stock repurchases........            --              (4)       --            --           --                  --              (4)
Stock grants issued......                5           77        --            --           --                  --              82
Foreign currency translation
 adjustment..............            --           --           --            --               50              --              50
                                    ------      -------        -----        ------         -----             ------      -------
Balance, December 31, 1993        $ 14,460     $266,659     $  8,477      $ 76,938     $  (1,600)          $(89,112)    $275,822

                                      See accompanying note to condensed financial information.

                                                                      SCHEDULE III
                                                                          (cont.)

                                                         USLICO CORPORATION

                                      CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY (cont.)
                                                      Statements of Cash Flows
                                                           Parent Company

                                                          Years ended December 31
                                                      1993         1992         1991
                                                             (in thousands)
Operating Activities:
 Net income (loss)............................     $ 23,580      $(56,013)    $ 11,236
 Add (deduct) items not affecting cash:
   Undistributed earnings (loss)
    of subsidiaries...........................      (17,520)       59,047      (44,482)
   Other......................................       (7,150)        6,493       22,791
                                                      -----         -----       ------
   Net cash provided by (used in) operating
    activities................................       (1,090)        9,527      (10,455)

Investing Activities:
 Sale of equity securities....................        5,200        --           --
 Maturity of long-term investments............          --          7,742        --
 Return of capital from subsidiaries..........          --          --          97,960
 Purchases of long-term investments...........          --          --         (67,440)
 Dividends and other payments
  to subsidiaries.............................      (10,559)       (2,637)      (2,593)
 Sale of subsidiary...........................        3,587         --           5,000
                                                      -----         -----       ------
   Net cash provided by (used in) investing
    activities................................       (1,772)        5,105       32,927

Financing Activities:
 Decrease in notes payable....................          --           --         (3,200)
 Cash dividends to stockholders...............       (2,654)      (11,056)     (11,328)
 Stock grants.................................           82          --          --
 Stock repurchases............................           (4)           (5)        (553)
                                                      -----        ------       ------
   Net cash used in financing activities......       (2,576)      (11,061)     (15,081)
                                                      -----        ------       ------
 Net increase (decrease) in cash and cash
  equivalents.................................        (5,438)       3,571        7,391

Balance of cash and cash equivalents
 Balance at beginning of year:
   Cash.......................................           103          171          329
   Cash equivalents...........................        11,188        7,549        --
                                                      ------        -----         ----
                                                      11,291        7,720          329

 Balance at end of year:
   Cash.......................................           145          103          171
   Cash equivalents...........................         5,708       11,188        7,549
                                                       -----       ------        -----
                                                    $  5,853     $ 11,291     $  7,720

Amount of interest paid during year                 $  8,107     $  8,107     $  8,233

                                    See accompanying note to condensed financial information.

                                                                SCHEDULE III
                                                                   (cont.)


                                     USLICO CORPORATION

                  NOTE TO CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY
                                      December 31, 1993


The condensed financial information of parent company should be read in conjunction with Notes to Consolidated Financial Statements included in the Annual Report to Shareholders incorporated by reference herein.

                                                                       SCHEDULE VI


                                                      USLICO CORPORATION
                                                          REINSURANCE
                                     As of and for the three years ended December 31, 1993
                                                        (in thousands)


Column A                  Column B      Column C     Column D     Column E      Column F

                                        Ceded        Assumed
                          Gross         to other     from other   Net           % of Amount
                          Amount        Companies    Companies    Amount        Assumed to Net
1993
Life insurance
 in force                 48,604,912    10,376,615   4,984,127    43,212,424        11.5%

Premiums
Life, annuity and
 other policy
 considerations           $  190,656    $   24,758   $  11,556    $  177,454         6.5%
Accident & health             26,021        12,236        -           13,785          -
                             -------        ------      ------       -------
                          $  216,677    $   36,994   $  11,556    $  191,239

1992
Life insurance
 in force                 48,888,526    11,087,427   3,418,202    41,219,301         8.3%

Premiums
Life, annuity and
 other policy
 considerations           $  167,262    $   24,425   $  15,750    $  158,587         9.9%
Accident & health             41,585        23,048        -           18,537          -
                             -------        ------      ------       -------
                          $  208,847    $   47,473   $  15,750    $  177,124

1991
Life insurance
 in force                 49,581,815    13,183,075   2,374,160    38,772,900         5.7%

Premiums
Life, annuity and
 other policy
 considerations           $  169,345    $   24,094   $   7,101    $  152,352         4.7%
Accident & health            109,569        53,540        -           56,029          -
                             -------        ------       -----       -------
                          $  278,914    $   77,634   $   7,101    $  208,381


                                                                        SCHEDULE IX


                                                     USLICO CORPORATION
                                                     Short-Term Borrowings
                                  As of and for the Years Ended December 31, 1993, 1992, 1991

                                              Maximum       Average      Weighted
Category of                      Weighted     Amount        Amount       Average
Aggregate           Balance      Average      Outstanding   Outstanding  Interest Rate
Short-Term          at end of    Interest     During the    During the   During the
Borrowing (1)       Period       Rate         Period        Period (2)   Period (2)
                                        (in thousands)
1993

Bank line
 of credit          $-0-         0%           $-0-          $-0-                0%


1992

Bank line
 of credit          $-0-         0%           $-0-          $-0-                0%


1991

Bank line
 of credit          $-0-         8.48%        $4,700        $2,997              9.08%

(1)   During 1991, the Company had one bank line of credit in the amount of $20 million which was completely paid and cancelled on August 5, 1991.

(2)   The Average was computed as a weighted average based on the actual number of days that balances were outstanding on the line of credit.

                                    INDEX TO EXHIBITS

The following exhibits are filed herewith or incorporated by reference where indicated:

Exhibit
 Number

     2 Plan of acquisition, reorganization, arrangement, liquidation, or succession (not applicable).

     3.1 Articles of Incorporation as amended (dated April 27, 1990) (Incorporated by reference to Item 14, Exhibit 3.1 of USLICO's Form 10-K, filed March 27, 1991, File No. 0-12694).

     3.2     By-laws, as amended (dated February 23, 1990).
             (Incorporated by reference to Item 14, Exhibit 3.2 of USLICO's Form 10-K, filed March 25, 1992, file No. 0-12694).

     4.1 Form of Indenture between USLICO Corporation and American Security Bank, including Form of Debenture, dated as of January 15, 1986 for the 8% Convertible Subordinated Debentures due 2011. (Incorporated by reference to Exhibit 4 of USLICO's Registration on Form S-2, Registration No. 33-1925.)

     4.2 Form of Rights Agreement between USLICO and Crestar Bank, including form of Rights Certificate, dated as of February 26, 1988 (Incorporated by reference to Item 7(c) exhibit of USLICO's Form 8-K filed March 10, 1988).

     4.3 Form of Indenture between USLICO Corporation and Security Trust Company, N.A., including Form of Debenture, dated as of November 8, 1989, amendment #1 filed December 13, 1989, for the 8.5% Convertible Subordinated Debentures due 2014 (Incorporated by reference to Exhibit 4 of USLICO's Registration on Form S-3, Registration No. 33-31871).

     9.0     Voting trust agreement (not applicable).

   *10.1 USLICO Corporation Stock Option Plan (Incorporated by reference to USLICO's Proxy Statement dated March 27, 1991).

   *10.2 Supplemental Retirement Benefits are described and incorporated by reference to USLICO's Proxy Statement dated March 25, 1992, at page 10.

   *10.3 Employment Agreements dated October, 1992, between the Registrant and Messrs. Callahan, Roe, and Gettier.
             (Incorporated by reference to Item 14, Exhibit 10.3 of USLICO's Form 10-K, filed March 31, 1993, File No. 0-12694).

   *10.4 Form of Executive Severance Benefit Agreement between the Registrant and executive officers. (Incorporated by reference to Item 14, Exhibit 10.4 of USLICO's Form 10-K, filed March 31, 1993, File No. 0-12694).

   *10.5     USLICO Management Incentive Compensation Plan.
             (Incorporated by reference to Item 14, Exhibit 10.5 of USLICO's Form 10-K, filed March 31, 1993, File No. 0-12694).

*/**10.6     Directors' Retirement Plan.

    **11     Statement regarding:  Computation of Per Share Earnings.

      12 Statements regarding: Computation of ratios (not applicable).

    **13     1993 Annual Report of USLICO to security holders.

      18 Letter regarding: Change in accounting principles (not applicable).

      19     Previously unfiled documents (not applicable).

    **21     Subsidiaries to Registrant.

      22 Published report regarding matters submitted to vote of security holders (not applicable).

      23     Consents of experts and counsel (not applicable).

      24     Power of attorney (not applicable).

      27     Financial Data Schedule (not applicable).

      28 Information from reports furnished to State insurance regulatory authorities (not applicable).

      99     Additional Exhibits (not applicable).



*  Management contract or Compensatory Plan

** Filed herein

                                       SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    USLICO CORPORATION
                                       (Registrant)

                                  DANIEL J. CALLAHAN, III
                                  DANIEL J. CALLAHAN, III
                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER

                                      MARCH 29, 1994
                                          (Date)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


DANIEL J. CALLAHAN, III            DAVID H. ROE
DANIEL J. CALLAHAN, III            DAVID H. ROE
CHAIRMAN OF THE BOARD,             PRESIDENT, CHIEF OPERATING CHIEF EXECUTIVE
OFFICER                            OFFICER AND DIRECTOR
AND DIRECTOR


ROBERT E. BUCHANAN                  ELI WEINBERG
ROBERT E. BUCHANAN                  ELI WEINBERG
DIRECTOR                            DIRECTOR


ROBERT F. COCKLIN                   DAVID W. KARSTEN
ROBERT F. COCKLIN                   DAVID W. KARSTEN
DIRECTOR                            SENIOR VICE PRESIDENT
                                    AND CONTROLLER


GLENN H. GETTIER, JR.
GLENN H. GETTIER, JR.
EXECUTIVE VICE PRESIDENT,
CHIEF FINANCIAL OFFICER
AND DIRECTOR



MARCH 29, 1994