Form 10-Q
period 1994-03-31
USLICO CORP
filed 1994-05-12
CIK 750234

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


               -----------------------------------

           Quarterly Report Under Section 13 or 15(d)

             of the Securities Exchange Act of 1934

               -----------------------------------



     Quarter Ended March 31, 1994 Commission File # 0-12694


                       USLICO CORPORATION
     (Exact name of registrant as specified in its charter)


          Virginia                               54-1278620
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)


4601 Fairfax Drive, Arlington, Virginia             22203
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number                     (703) 875-3600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
Yes  X    No   .

Indicate the number of shares or other units outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock - $1.00 par value - 10,763,247 shares outstanding as of May 4, 1994.

PART 1.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                       USLICO CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                          As of
                                                                  March 31    December 31
                                                                    1994          1993
                                                                (Unaudited)
                                                                ------------  ------------
                                                                     (In thousands)
                            Assets
  Investments:
    Fixed maturities available for sale, at market value in
      1994 and amortized cost in 1993........................  $  2,027,271  $  1,994,934
    Equity securities, at market.............................         5,383         5,623
    Mortgage loans ..........................................       338,610       341,713
    Policy loans.............................................       129,272       129,152
    Short-term investments...................................        40,695        31,108
    Other long-term investments..............................        18,806        20,423
                                                                ------------  ------------
  Total investments                                               2,560,037     2,522,953

  Cash.......................................................        10,835         6,689
  Premiums and accounts receivable...........................        11,661        13,938
  Due from reinsurers........................................        46,724        51,139
  Deferred policy acquisition costs..........................       384,910       389,439
  Real estate occupied by company............................         7,153         7,188
  Accrued investment income..................................        39,646        40,209
  Federal income tax receivable..............................        11,976        14,910
  Other assets...............................................        36,564        33,632
  Separate account assets....................................       324,683       330,764
  Discontinued property and casualty operations .............         1,035         1,234
                                                                ------------  ------------
         Total assets........................................  $  3,435,224  $  3,412,095
                                                                ============  ============

             Liabilities and Shareholders' Equity
  Policy reserves............................................  $  2,518,633  $  2,489,611
  Unpaid claims and other policyholder liabilities...........        64,570        67,367
  Deferred revenue liability.................................        46,908        46,464
  Other liabilities..........................................        51,205        55,356
  Convertible subordinated debentures........................        96,050        96,050
  Federal income taxes.......................................        55,621        55,696
  Separate account liabilities...............................       318,446       324,495
  Discontinued property and casualty operations .............         1,035         1,234
                                                                ------------  ------------
           Total liabilities.................................     3,152,468     3,136,273

  Shareholders' Equity:
    Common stock.............................................        14,434        14,460
    Additional paid-in capital...............................       159,137       159,710
    Net unrealized investment gains..........................         5,584         2,544
    Foreign currency translation adjustments.................        (1,951)       (1,600)
    Retained earnings........................................       200,743       196,499
    Treasury stock...........................................       (95,191)      (95,791)
                                                                ------------  ------------
            Total shareholders' equity.......................       282,756       275,822
                                                                ------------  ------------
            Total liabilities and shareholders' equity.......  $  3,435,224  $  3,412,095
                                                                ============  ============

  See accompanying notes to consolidated financial statements.

            USLICO CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF INCOME
                        (UNAUDITED)

                                                            Three Months Ended March 31
                                                            ---------------------------
                                                                1994          1993
                                                            ------------  ------------
                                                              (In thousands, except
                                                                 per share data)
  Revenues
    Premiums and other considerations....................  $     46,894  $     48,446
    Net investment income................................        49,921        49,919
    Realized investment gains............................         1,590         1,470
    Other income.........................................         2,706         2,612
                                                            ------------  ------------
      Total revenues.....................................       101,111       102,447

  Benefits and Expenses
    Death, surrender and other benefits..................        32,872        35,154
    Increase in policy reserves..........................        30,193        31,648
    Amortization of deferred policy acquisition costs....        10,106         9,672
    Interest expense.....................................         1,993         1,993
    General expenses.....................................        10,771        10,256
    Commissions, premium taxes and fees..................         7,704         7,714
                                                            ------------  ------------
      Total benefits and expenses........................        93,639        96,437
                                                            ------------  ------------

  Operating income before income taxes...................         7,472         6,010
    Income taxes.........................................         2,583         1,971
                                                            ------------  ------------
  Net income.............................................  $      4,889  $      4,039
                                                            ============  ============

  Net income per share
    Primary
       Net income........................................  $       0.45  $       0.38
                                                            ============  ============
    Fully diluted
       Net income........................................  $       0.44  $       0.38
                                                            ============  ============

  Earnings per share are based on weighted average shares outstanding.  Fully diluted earnings per share reflect the assumed conversion of the convertible debentures into shares of common stock.

  See accompanying notes to consolidated financial statements.

                    USLICO CORPORATION AND SUBSIDIARIES
              CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            (UNAUDITED)

                                                        Three Months Ended March 31
                                                        ----------------------------
                                                              1994          1993
                                                          ------------  ------------
                                                               (In thousands)
 OPERATING ACTIVITIES:
      Net cash provided by operating activities........ $      30,354 $      76,251

 INVESTING ACTIVITIES:
    Sale of fixed maturities...........................        17,334         2,927
    Maturities and calls of fixed maturity
      investments......................................        78,741        85,444
    Sale of equity securities..........................           724           561
    Purchases of long-term investments.................      (114,119)     (177,748)
    Sale of real estate................................           972           -
    Other..............................................           373           972
                                                          ------------  ------------
      Net cash used in investing activities............       (15,975)      (87,844)

 FINANCING ACTIVITIES:
      Net cash used in financing activities............          (646)         (646)
                                                          ------------  ------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS          13,733       (12,239)


 BALANCE OF CASH AND CASH EQUIVALENTS
    Balance at beginning of year:
     Cash..............................................         6,689         9,366
     Cash equivalents..................................        31,108        68,356
                                                          ------------  ------------
                                                               37,797        77,722
    Balance at end of period:
     Cash..............................................        10,835         2,769
     Cash equivalents..................................        40,695        62,714
                                                          ------------  ------------
                                                        $      51,530 $      65,483
                                                          ============  ============

 Interest paid during each of the three month periods ended March 31, 1994 and 1993 was $1,576,000.

 Federal income taxes paid during the three month periods ended March 31, 1994 and 1993 $4,200,000 and $0, respectively.

 See accompanying notes to consolidated financial statements.

                         USLICO CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Unaudited)


1.   Basis of Presentation

The accompanying unaudited consolidated financial statements of USLICO Corporation (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Additionally, certain 1993 amounts have been reclassified to conform to 1994 presentations. In the opinion of management, all adjustments considered necessary for fair presentation have been included in these interim statements.

Operating results for the three-month period ended March 31, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For additional information, refer to the consolidated financial statements and related footnotes incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1993.

2.   Statement of Financial Accounting Standards No. 115

Effective January 1, 1994, the Company adopted Statement 115 entitled "Accounting for Certain Investments in Debt and Equity Securities." In doing so, all fixed maturity securities were designated as "available for sale" and adjusted to fair value in the balance sheet with net unrealized gains and losses, net of related income taxes and other adjustments, reported as a separate component of shareholders' equity. As a result, this change in accounting method has no effect on net earnings. As specified by Statement 115, prior year amounts were not restated. The following summarizes the effect of adoption on the Company's financial position (amounts in millions):

                                             3/31/94   1/1/94
Gross unrealized holding gains               $64.5     $137.5
Gross unrealized holding losses              (53.2)      (8.5)
                                              ----      -----
     Net unrealized holding gains             11.3      129.0
Valuation allowance for reduction of
 future gross profits recorded in
 deferred acquisition costs and reserves      (5.7)     (81.6)
Tax effect                                    (2.0)     (16.6)
                                               ---       ----
     Net after-tax increase in shareholders'
      equity                                  $3.6      $30.8
                                               ===       ====

3.   Statement of Financial Accounting Standards No. 114

Statement 114, entitled "Accounting by Creditors for Impairment of a Loan" prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. Statement 114 is effective for fiscal years beginning after December 15, 1994. The Company has not yet adopted this new standard, and has not yet determined the effect of this new accounting standard on its financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     THREE MONTHS ENDED MARCH 31, 1994, COMPARED TO THREE MONTHS
     ENDED MARCH 31, 1993.

Net income for the first three months of 1994 was $4.9 million, or $0.44 per share (fully diluted), compared to net income of $4.0 million, or $0.38 per share, for the first three months of 1993. The following table summarizes the major components of net income for the first quarter of each year.

                             Three Months Ended March 31
                               1994      1993      +(-)
                                   (in thousands)
Life insurance operations     $8,332    $7,147    $1,185

Realized investment gains*     1,133       856       277

Interest expense              (1,993)   (1,993)      -

Federal income tax            (2,583)   (1,971)     (612)
                               -----     -----       ---
     Net income               $4,889    $4,039      $850
                               =====     =====       ===

* Net of deferred acquisition cost amortization and the amortization of present value of future profits of $0.5 million and $0.6 million, respectively.

The major factors contributing to the improvement in earnings were increased investment spreads on interest-sensitive life insurance and annuity policies and favorable mortality and expense trends. The increased investment spreads resulted from a reduction in credited interest on policyholder funds of $1.2 million, included in the increase in policy reserves in the Consolidated Statements of Income, while net investment income remained level at $49.9 million for the two quarters. As reported in the Consolidated Statements of Income, death, surrender and other benefits decreased by $2.3 million for the first three months of 1994 compared to the 1993 quarter. A decrease of $200,000 in total incurred general expenses for the 1994 quarter compared to the 1993 quarter was accompanied by a decrease of $700,000 in the deferral of acquisition-related general expenses, which produced an increase of $500,000 in the general expenses reported in the Consolidated Statements of Income.

Net cash provided by operating activities, as reported in the Consolidated Condensed Statements of Cash Flows, decreased by $46 million for the first quarter of 1994 compared to the first quarter of 1993 primarily because of a decrease of $22 million in fixed annuity sales for the first three months of 1994 compared to the first three months of 1993, combined with increases in policyholder fund withdrawals and surrenders.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

United Olympic Life Insurance Company ("UOL") and Bankers Security Life Insurance Society ("BSL") are subsidiaries of USLICO (the "Company"). UOL was merged into another subsidiary, United Services Life Insurance Company ("USL"), on October 1, 1992. In United Olympic Life Insurance Company, et. al. v. The Delaware County Bank and Trust Company ("the Bank"), Case No. C2-91-1076, in the United States District Court for the Southern District of Ohio, Eastern Division, and United Olympic Life Insurance Company, et. al. v. Consultants and Administrators, Inc., Case No. C2-92-142, in the United States District Court for the Southern District of Ohio, Eastern Division, USL and BSL seek to recover approximately $10 million in consequential damages and $20 million in punitive damages from Consultants and Administrators, Inc. ("C&A"), a third party administrator, for the transfer by the Bank of premium trust funds to satisfy indebtedness of C&A. C&A has in turn filed claims against the Bank, USL and BSL claiming damages for alledged breach of contract, wrongful attachment, intentional/negligent interference, fraud, abuse of process and malicious prosecution. C&A alleges damages of $15 million, requests punitive damages of $40 million plus consequential damages in an amount to be determined. All litigation involving the Bank and USL/BSL has been settled.

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

ITEM 2:   CHANGES IN SECURITIES

     None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5:   OTHER INFORMATION

     None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     None

                             SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         USLICO CORPORATION
                            (Registrant)




                            DAVID H. ROE
                            DAVID H. ROE
                PRESIDENT AND CHIEF OPERATING OFFICER




                        GLENN H. GETTIER, JR.
                        GLENN H. GETTIER, JR.
        EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER




                          DAVID W. KARSTEN
                          DAVID W. KARSTEN
                SENIOR VICE PRESIDENT AND CONTROLLER










DATE:  May 13, 1994