Form 10-Q
period 1994-06-30
USLICO CORP
filed 1994-08-12
CIK 750234

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


               -----------------------------------

           Quarterly Report Under Section 13 or 15(d)

             of the Securities Exchange Act of 1934

               -----------------------------------



      Quarter Ended June 30, 1994 Commission File # 0-12694


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

Common Stock - $1.00 par value - 10,763,187 shares outstanding as of August 8, 1994.

    PART 1.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

                      USLICO CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                          As of
                                                                   June 30     December 31
                                                                     1994          1993
                                                                 (Unaudited)
                                                                 ------------  ------------
                                                                      (In thousands)
                                Assets
      Investments:
        Fixed maturities available for sale, at market value in
          1994 and amortized cost in 1993.......................  $1,980,700    $1,994,934
        Equity securities, at market............................       4,358         5,623
        Mortgage loans .........................................     338,477       341,713
        Policy loans............................................     129,111       129,152
        Short-term investments..................................      22,587        31,108
        Other long-term investments.............................      49,512        20,423
                                                                 ------------  ------------
      Total investments.........................................   2,524,745     2,522,953

      Cash......................................................       3,083         6,689
      Premiums and accounts receivable..........................      12,408        13,938
      Due from reinsurers.......................................      42,702        51,139
      Deferred policy acquisition costs.........................     421,797       389,439
      Real estate occupied by company...........................       7,106         7,188
      Accrued investment income.................................      41,212        40,209
      Federal income tax receivable.............................       9,085        14,910
      Other assets..............................................      31,676        33,632
      Separate account assets...................................     328,668       330,764
      Discontinued property and casualty operations ............         700         1,234
                                                                 ------------  ------------
             Total assets.......................................  $3,423,182    $3,412,095
                                                                 ============  ============

                 Liabilities and Shareholders' Equity
      Policy reserves...........................................  $2,549,639    $2,489,611
      Unpaid claims and other policyholder liabilities..........      61,002        67,367
      Deferred revenue liability................................      47,150        46,464
      Other liabilities.........................................      45,355        55,356
      Convertible subordinated debentures.......................      96,050        96,050
      Federal income taxes......................................      37,857        55,696
      Separate account liabilities..............................     322,431       324,495
      Discontinued property and casualty operations ............         700         1,234
                                                                 ------------  ------------
               Total liabilities................................   3,160,184     3,136,273

      Shareholders' Equity:
        Common stock............................................      14,435        14,460
        Additional paid-in capital..............................     159,156       159,710
        Net unrealized investment gains (losses)................     (18,056)        2,544
        Foreign currency translation adjustments................      (2,120)       (1,600)
        Retained earnings.......................................     204,773       196,499
        Treasury stock..........................................     (95,190)      (95,791)
                                                                 ------------  ------------
                Total shareholders' equity......................     262,998       275,822
                                                                 ------------  ------------
                Total liabilities and shareholders' equity......  $3,423,182    $3,412,095
                                                                 ============  ============

      See accompanying notes to consolidated financial statements.

                    USLICO CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                                (UNAUDITED)

                                                             Three Months Ended        Six Months Ended
                                                                  June 30                 June 30
                                                            --------------------    --------------------
                                                              1994       1993         1994       1993
                                                            ---------  ---------    ---------  ---------
                                                               (In thousands, except per share data)
    Revenues
      Premiums and other considerations.................. $   43,937 $   47,092   $   90,831 $   95,538
      Net investment income..............................     49,891     49,009       99,812     98,928
      Realized investment gains..........................        209      5,247        1,799      6,717
      Other income.......................................      3,654      4,039        6,360      6,651
                                                            ---------  ---------    ---------  ---------
        Total revenues...................................     97,691    105,387      198,802    207,834

    Benefits and expenses
      Death, surrender and other benefits................     31,801     36,151       64,673     71,305
      Increase in policy reserves........................     29,513     32,545       59,706     64,193
      Amortization of deferred policy acquisition costs..      9,234     10,171       19,340     19,843
      Interest expense...................................      1,993      1,993        3,986      3,986
      General expenses...................................     11,016     11,542       21,787     21,798
      Commissions, premium taxes and fees................      7,055     10,921       14,759     18,635
                                                            ---------  ---------    ---------  ---------
        Total benefits and expenses......................     90,612    103,323      184,251    199,760
                                                            ---------  ---------    ---------  ---------

    Operating income before income taxes.................      7,079      2,064       14,551      8,074
      Income taxes.......................................      2,402        634        4,985      2,605
                                                            ---------  ---------    ---------  ---------
    Net income........................................... $    4,677 $    1,430   $    9,566 $    5,469
                                                            =========  =========    =========  =========

    Net income per share
      Primary
        Net income ...................................... $     0.43 $     0.13   $     0.89 $     0.51
                                                            =========  =========    =========  =========
      Fully diluted
        Net income ...................................... $     0.42 $     0.13   $     0.86 $     0.51
                                                            =========  =========    =========  =========

    Earnings per share are based on weighted average shares outstanding.  Fully diluted earnings per share reflect the assumed conversion of the convertible debentures into shares of common stock.

    See accompanying notes to consolidated financial statements.

          USLICO CORPORATION AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                      (UNAUDITED)

                                                          Six Months Ended June 30
                                                          ------------------------
                                                             1994         1993
                                                          -----------  -----------
                                                               (In thousands)
 OPERATING ACTIVITIES:
      Net cash provided by operating activities........ $     62,826 $    114,957

 INVESTING ACTIVITIES:
    Sale of fixed maturities...........................       44,983       35,997
    Maturities and calls of fixed maturity
      investments......................................      120,992      203,275
    Sale of equity securities..........................          982        1,207
    Purchases of long-term investments.................     (242,199)    (372,181)
    Sale of real estate................................          972           -
    Other..............................................          589          962
                                                          -----------  -----------
      Net cash used in investing activities............      (73,681)    (130,740)

 FINANCING ACTIVITIES:
      Net cash used in financing activities............       (1,272)      (1,291)
                                                          -----------  -----------

 NET DECREASE IN CASH AND CASH EQUIVALENTS                   (12,127)     (17,074)


 BALANCE OF CASH AND CASH EQUIVALENTS
    Balance at beginning of year:
     Cash..............................................        6,689        9,366
     Cash equivalents..................................       31,108       68,356
                                                          -----------  -----------
                                                              37,797       77,722
    Balance at end of period:
     Cash..............................................        3,083       12,693
     Cash equivalents..................................       22,587       47,955
                                                          -----------  -----------
                                                        $     25,670 $     60,648
                                                          ===========  ===========

 Interest paid during each of the six month periods ended June 30, 1994 and 1993 was $3,986,000.

 Federal income taxes paid during the six month periods ended June 30, 1994 and 1993 were $9,050,000 and $3,350,000, respectively.

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

Operating results for the three-month period or the six-month period ended June 30, 1994 are not necessarily indicative of the results that may be expected for the year ended December 31, 1994. For additional information, refer to the consolidated financial statements and related footnotes incorporated by reference in the annual report on Form 10-K for the year ended December 31, 1993.

2.   Statement of Financial Accounting Standards No. 115

Effective January 1, 1994, the Company adopted Statement 115 entitled "Accounting for Certain Investments in Debt and Equity Securities." In doing so, all fixed maturity securities were designated as "available for sale" and adjusted to fair value in the balance sheet with net unrealized gains and losses, net of related income taxes and other adjustments, reported as a separate component of shareholders' equity. As a result, this change in accounting method has no effect on net earnings. As specified by Statement 115, prior year amounts were not restated. The following summarizes the effect of Statement 115 on the Company's financial position (amounts in millions):

                                             6/30/94   1/1/94
                                             -------   -------
Gross unrealized holding gains                $34.2    $137.5
Gross unrealized holding losses               (98.5)     (8.5)
                                             ------    ------
     Net unrealized holding gains (losses)    (64.3)    129.0
Adjustment of deferred policy acquisition
 costs and policy reserves                     35.1     (81.6)
Tax effect                                     10.2     (16.6)
                                             ------    ------
     Net after-tax increase (decrease)
      in shareholders' equity                $(19.0)    $30.8
                                             =======   ======

3.   Statement of Financial Accounting Standards No. 114

Statement 114, entitled "Accounting by Creditors for Impairment of a Loan" prescribes the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. Statement 114 is effective for fiscal years beginning after December 15, 1994. The Company has not yet adopted this new standard, and has not yet determined the effect of this new accounting standard on its financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     THREE AND SIX MONTHS ENDED JUNE 30, 1994, COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1993.

The following summarizes the major components of net income for the three and six month periods ended June 30 (in millions):

                               Three Months         Six Months
                              1994      1993      1994      1993
                              ----      ----      ----      ----

Life insurance operations     $9.0      $0.2      $17.4     $7.3

Ship registry income            -        1.3        -        1.3

Realized investment gains*     0.1       2.6        1.2      3.5

Interest expense              (2.0)     (2.0)      (4.0)    (4.0)

Federal income tax            (2.4)     (0.7)      (5.0)    (2.6)
                              ----      ----      -----     ----

     Net income               $4.7      $1.4       $9.6     $5.5
                              ====      ====       ====     ====

* - Net of amortization of deferred acquisition costs and present value of future profits of $0.1 million and $0.6 million for the three and six month periods in 1994 and $2.6 million and $3.2 million for the corresponding periods in 1993.

Consistent with the first quarter of 1994, sales of variable annuities business continued to improve and exceed prior year sales. Sales of payroll deduction slowed in the second quarter of 1994 although year to date sales still exceed 1993. While fixed annuity and individual life sales lag their 1993 performance, second quarter sales exceed first quarter. In the individual life line of business the industry as a whole is experiencing lower sales in the comparable product lines, and management's profitability initiatives in these lines have temporarily reduced sales. On the other hand, sales of fixed annuities in June 1994 were the highest in 12 months and the sales momentum lost with the commission rate cuts in the previous year appears to have been regained.

Realized gains decreased compared to 1993 due to reduced bond call activity caused by increasing interest rates.

The major factors contributing to the improvement in earnings were favorable death benefits, particularly in the group life line of business. Interest spreads widened with net investment income for the quarter increasing by $0.9 million while interest credited on policyholder funds declined by $1.7 million in the same period. The corresponding year to date amounts are $0.9 million for net investment income and $2.9 million for interest credited. Commissions, premium taxes and fees decreased for the quarter and year to date primarily due to lower premium taxes, resulting from lower premium revenues, and reduced expense for guaranty fund assessments. Income taxes increased in step with income and also due to an increase in the Federal income tax rate from 34 percent in 1993 to 35 percent in 1994.

Ship registry income in the second quarter of 1993 represented dividends from a subsidiary that managed offshore maritime and corporate registry programs. The subsidiary was sold in the third quarter of 1993.

Net cash provided by operating activities decreased by $52.1 million for the six month period ended June 30, 1994 as compared to the same period in 1993 largely because of a decrease of $26.8 million in fixed annuity sales and an increase in surrenders of $17.1 million for the same periods. Net cash used in investing activities was reduced by the same circumstances. Annuity surrenders are being affected by the current rising interest rate environment and by the Company's interest crediting policies, which have focused on maintaining interest spreads.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company, including its subsidiaries, is engaged in litigation in the ordinary course of business. In the opinion of management, the litigation is not material.

ITEM 2:   CHANGES IN SECURITIES

     None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5:   OTHER INFORMATION

     None

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     None

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










DATE:  August 12, 1994