Form 10-Q
period 1994-09-30
USLICO CORP
filed 1994-11-14
CIK 750234

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C. 20549


               -----------------------------------

           Quarterly Report Under Section 13 or 15(d)

             of the Securities Exchange Act of 1934

               -----------------------------------


   Quarter Ended September 30, 1994 Commission File # 0-12694


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

Common Stock - $1.00 par value - 10,763,130 shares outstanding as of November 8, 1994.

    PART 1.  FINANCIAL INFORMATION

    ITEM 1.  FINANCIAL STATEMENTS

               USLICO CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS

                                                                   As of
                                                               September 30
                                                                   1994       December 31
                                                                (Unaudited)       1993
                                                               -------------  -------------
                                                                     (In thousands)
                              Assets
      Investments:
        Fixed maturities available for sale, at market value
          in 1994 and amortized cost in 1993................     $1,992,139     $1,994,934
        Equity securities, at market........................          3,800          5,623
        Mortgage loans .....................................        334,037        341,713
        Policy loans........................................        129,278        129,152
        Short-term investments..............................         18,302         31,108
        Other long-term investments.........................         50,213         20,423
                                                               -------------  -------------
      Total investments.....................................      2,527,769      2,522,953

      Cash..................................................            627          6,689
      Premiums and accounts receivable......................         12,611         13,938
      Due from reinsurers...................................         42,561         51,139
      Deferred policy acquisition costs.....................        435,727        389,439
      Real estate occupied by company.......................          7,049          7,188
      Accrued investment income.............................         40,604         40,209
      Federal income tax receivable.........................          6,405         14,910
      Other assets..........................................         29,529         33,632
      Separate account assets...............................        339,727        330,764
      Discontinued property and casualty operations ........            653          1,234
                                                               -------------  -------------
             Total assets...................................     $3,443,262     $3,412,095
                                                               =============  =============

               Liabilities and Shareholders' Equity
      Policy reserves.......................................     $2,573,412     $2,489,611
      Unpaid claims and other policyholder liabilities......         59,625         67,367
      Deferred revenue liability............................         46,961         46,464
      Other liabilities.....................................         43,931         55,356
      Convertible subordinated debentures...................         96,050         96,050
      Federal income taxes..................................         32,231         55,696
      Separate account liabilities..........................        333,390        324,495
      Discontinued property and casualty operations ........            653          1,234
                                                               -------------  -------------
               Total liabilities............................      3,186,253      3,136,273
                                                               -------------  -------------
      Shareholders' Equity:
        Common stock........................................         14,435         14,460
        Additional paid-in capital..........................        159,154        159,710
        Net unrealized investment gains (losses)............        (29,370)         2,544
        Foreign currency translation adjustments............         (2,029)        (1,600)
        Retained earnings...................................        210,009        196,499
        Treasury stock......................................        (95,190)       (95,791)
                                                               -------------  -------------
                Total shareholders' equity..................        257,009        275,822
                                                               -------------  -------------
                Total liabilities and shareholders' equity..     $3,443,262     $3,412,095
                                                               =============  =============

      See accompanying notes to consolidated financial statements.

              USLICO CORPORATION AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF INCOME
                          (UNAUDITED)

                                                              Three Months Ended      Nine Months Ended
                                                                 September 30           September 30

                                                                1994      1993         1994      1993
                                                             ---------- ---------    --------- ---------
                                                             (In thousands, except per share data)
    Revenues
      Premiums and other considerations.................... $   45,740 $  46,446    $ 136,571 $ 141,984
      Net investment income................................     50,785    49,625      150,597   148,553
      Realized investment gains............................        495     2,934        2,294     9,651
      Other income.........................................      2,841     2,399        9,201     9,050
      Gain on ship registry sale...........................      -         2,118         -        2,118
                                                             ---------- ---------    --------- ---------
        Total revenues.....................................     99,861   103,522      298,663   311,356

    Benefits and expenses
      Death, surrender and other benefits..................     32,157    33,782       96,830   105,087
      Increase in policy reserves..........................     28,930    26,750       88,636    90,943
      Amortization of deferred policy acquisition costs....      9,504    10,139       28,844    29,982
      Interest expense.....................................      1,993     1,993        5,979     5,979
      General expenses.....................................     11,884    17,234       33,671    39,032
      Commissions, premium taxes and fees..................      6,741     6,226       21,500    24,861
                                                             ---------- ---------    --------- ---------
        Total benefits and expenses........................     91,209    96,124      275,460   295,884
                                                             ---------- ---------    --------- ---------

    Operating income before income taxes...................      8,652     7,398       23,203    15,472
      Income tax provision (benefit).......................      2,770    (5,366)       7,755    (2,761)
                                                             ---------- ---------    --------- ---------
    Net income............................................. $    5,882 $  12,764    $  15,448 $  18,233
                                                             ========== =========    ========= =========

    Net income per share
      Primary
        Net income .........................................$     0.55 $    1.19    $    1.44 $    1.70
                                                             ========== =========    ========= =========
      Fully diluted
        Net income .........................................$     0.51 $    1.00    $    1.37 $    1.57
                                                             ========== =========    ========= =========

    Earnings per share are based on weighted average shares outstanding.  Fully diluted earnings per share reflect the assumed conversion of the convertible debentures into shares of common stock.

    See accompanying notes to consolidated financial statements.

                        USLICO CORPORATION AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                               Nine Months Ended September 30

                                                                     1994         1993
                                                                  -----------  -----------
                                                                      (In thousands)
 OPERATING ACTIVITIES:
      Net cash provided by operating activities................ $     52,774 $     42,913

 INVESTING ACTIVITIES:
    Proceeds from sales of fixed maturities available for sale.      103,042       60,553
    Proceeds from maturities and calls of fixed maturities
      available for sale.......................................       95,148      248,535
    Proceeds from sale of equity securities....................        1,715        9,392
    Cost of long-term investments acquired.....................     (313,928)    (505,049)
    Sale of real estate and leases.............................        1,434        3,787
                                                                  -----------  -----------
      Net cash used in investing activities....................     (112,589)    (182,782)

 FINANCING ACTIVITIES:
 Universal life-type contracts
      Deposits received........................................      201,540      244,071
      Maturities and withdrawals...............................     (158,674)    (129,350)
 Other.........................................................       (1,919)      (1,939)
                                                                  -----------  -----------
      Net cash provided by financing activities................       40,947      112,782
                                                                  -----------  -----------
 NET DECREASE IN CASH AND CASH EQUIVALENTS                           (18,868)     (27,087)

 BALANCE OF CASH AND CASH EQUIVALENTS
    Balance at beginning of year:
     Cash......................................................        6,689        9,366
     Cash equivalents..........................................       31,108       68,356
                                                                  -----------  -----------
                                                                      37,797       77,722
    Balance at end of period:
     Cash......................................................          627        1,884
     Cash equivalents..........................................       18,302       48,751
                                                                  -----------  -----------
                                                                $     18,929 $     50,635
                                                                  ===========  ===========

 Interest paid during each of the nine month periods ended September 30, 1994 and 1993 was $5,562,000.

 Federal income taxes paid during the nine month periods ended September 30, 1994 and
 1993 were $9,050,000 and $4,050,000 respectively.

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

Operating results for the three-month period or the nine-month period ended September 30, 1994 are not necessarily indicative of the results that may be expected for the year ending December 31, 1994. For additional information, refer to the consolidated financial statements and related notes incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1993.

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

                                             9/30/94   1/1/94
                                             -------   ------
Gross unrealized gains                       $ 23.0    $137.5
Gross unrealized losses                      (119.9)     (8.5)
                                             -------    ------
     Net unrealized gains (losses)            (96.9)    129.0
Adjustment of deferred policy acquisition
 costs and policy reserves                     50.6     (81.6)
Tax effect                                     16.2     (16.6)
                                              ------    ------
     Net after-tax increase (decrease)
      in shareholders' equity                $(30.1)    $30.8
                                              ======     ====

3.   Statements of Financial Accounting Standards Nos. 114 and 118

Statement 114, entitled "Accounting by Creditors for Impairment of a Loan" and its similarly titled amendment, Statement 118, prescribe the recognition criterion for loan impairment and the measurement methods for certain impaired loans and loans whose terms are modified in troubled debt restructurings. Both statements are effective for fiscal years beginning after December 15, 1994. The Company has not yet adopted these new standards, and has not yet determined the effect of the accounting standards on its financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1994, COMPARED TO
     THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1993.

Financial results are summarized in the following table by major components for the current year compared to 1993 (in millions):

                               Three Months         Nine Months
                                   Ended               Ended
                               September 30        September 30
                              1994      1993      1994      1993
                              ----      ----      ----      ----
Life insurance operations     $10.2     $ 9.6     $27.5     $17.9

Realized investment gains*      0.5       2.2       1.7       5.7

Interest expense               (2.0)     (2.0)     (6.0)     (6.0)

Federal income tax             (2.8)     (3.4)     (7.8)     (6.0)
                                ---       ---      ----      ----
                                5.9       6.4      15.4      11.6

Special items (net of tax):
  Ship registry business        -        10.9       -        11.8
  Group health business         -        (2.9)      -        (3.6)
  Tax rate increase             -        (1.6)      -        (1.6)
                                ---      ----      ----      ----
          Net income          $ 5.9     $12.8     $15.4     $18.2
                                ===      ====      ====      ====

* The deferred acquisition cost (DAC) amortization and the amortization of present value of future profits (PVFP) netted in the realized investment gains amount above, and the portion of Federal income tax applicable to the net amount, are as follows (in millions):

                               Three Months         Nine Months
                                   Ended               Ended
                               September 30        September 30
                              1994      1993      1994      1993
                              ----      ----      ----      ----
Realized investment gains     $0.5      $2.9      $2.3      $9.6

Amortization of DAC and PVFP    -       (0.7)     (0.6)     (3.9)
                               ---       ---       ---       ---
          Net                  0.5       2.2       1.7       5.7

Federal income tax            (0.1)     (0.8)     (0.6)     (2.0)
                               ---       ---       ---       ---
Net realized investment gains $0.4      $1.4      $1.1      $3.7
                               ===       ===       ===       ===

Life insurance operations. Major factors contributing to the improvement in operating earnings for both the quarter and the nine months included lower mortality expense, particularly in the group life line of business, and increased investment spreads on interest-sensitive life insurance and annuity policies. The decrease in group mortality is the primary reason for the decrease in death, surrender and other benefits in 1994 compared to 1993 as reported in the consolidated statements of income. Commissions, premium taxes and fees decreased for the nine months of 1994 compared to the nine months of 1993 primarily due to reduced expense for guaranty fund assessments.

Realized investment gains decreased compared to 1993 due to the reduced bond call activity that has resulted from higher interest rates in 1994.

Ship registry business. The Company sold its ship registry and corporate formation business during the third quarter of 1993, realizing an after-tax gain of $10.9 million, or $1.01 per share. This gain is comprised of $2.1 million of net proceeds from sale in excess of carrying value and $8.8 million of previously unrecognized tax benefits that will be realized as a result of the sale. Ship registry income of $0.9 million in the first six months of 1993 represented dividends from the subsidiary that managed offshore maritime and corporate registry programs prior to its sale.

Group health business. During the third quarter of 1993, the Company made significant progress toward the resolution of various disputes growing out of the group health business which produced large losses in 1991, but the Company had not satisfactorily resolved all of the disputes remaining at that time. Accordingly, estimates for future legal and other costs associated with pursuing such matters to final resolution were provided as of September 30, 1993, which when added to related expenses previously incurred, resulted in total expenses for the third quarter and the nine months of 1993 of $2.9 million and $3.6 million (net of tax), respectively. The recognition of these expenses in 1993 causes 1993 general expenses to be greater than 1994 general expenses.

Tax rate increase. $1.6 million of additional income tax expense was recognized in the third quarter of 1993 to reflect the cumulative effect on the Company's deferred tax liability resulting from the increase in the Federal corporate tax rate from 34% to 35%, enacted during the third quarter of 1993.

Financial condition and liquidity. Net cash provided by financing activities decreased by $72 million for the nine-month period ended September 30, 1994, as compared to the same period in 1993 largely because of a decrease of $42 million in deposits received on universal life-type contracts and an increase in maturities and withdrawals on these contracts of $30 million for the same periods. Net cash used in investing activities was reduced by the same circumstances.

Note 2 to the consolidated financial statements describes the effect of unrealized gains and losses on the value of the Company's fixed maturity investments. The net losses at September 30, 1994, compared to net gains as of January 1, 1994, result from the increase in interest rates that has occurred during 1994, which reduces the market value of fixed maturity investments. The decrease in market value of the Company's fixed maturity investments is not expected to have a significant effect on results of operations or liquidity because of the Company's asset/liability matching practices, which give consideration not only to investment quality, diversification, return and liquidity, but also recognize appropriate cash flow characteristics of assets purchased, and match them as closely as possible with the structure of interest-sensitive liabilities.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

On September 12, 1994, a shareholder of USLICO filed suit in the Circuit Court of Arlington County, Virginia against USLICO, Daniel
J. Callahan, Glenn H. Gettier, Jr., David H. Roe, John A. Beck, Robert E. Buchanan, Robert F. Cocklin, William V. McBride, Jack N. Merritt, Thomas H. Moorer, Fioravante G. Perotta, David S. Smith, Eli Weinberg and NWNL. Plaintiff alleges inter alia that she is a shareholder of USLICO, and purports to bring the action on behalf of a class consisting of all shareholders of USLICO for breach of fiduciary duty in connection with the proposed Merger. Plaintiff alleges inter alia that the proposed Merger is "wrongful, unfair and harmful to USLICO's public shareholders...and represents an attempt by defendants to aggrandize the personal and financial positions and interest of board members at the expense of, and to the detriment of the stockholders of the Company". Further plaintiff alleges that the defendants failed to undertake an adequate evaluation of USLICO's worth as a merger candidate, take adequate steps to enhance USLICO's value, effectively expose USLICO to an active and open auction or act independently to protect the interests of the shareholders of USLICO. Plaintiff seeks an order permitting the action to be maintained as a class action, preliminarily and permanently enjoining the Merger, awarding compensatory damages, attorneys fees and such other relief as the court may grant. On October 24, 1994 USLICO, the only defendant to have been served in the action, filed a timely demurrer asking that the action be dismissed in its entirety on several grounds, including that the complaint fails to state a claim under Virginia law, plaintiff failed to follow the procedures required by Virginia law in purporting to assert derivative claims on behalf of USLICO, the complaint improperly seeks to obtain relief for an alleged class of plaintiffs and the complaint improperly seeks remedies unavailable in equity. Plaintiff has not responded to the demurrer. If the complaint is not dismissed, the action will vigorously be defended.

The Company, including its subsidiaries, is engaged in other litigation in the ordinary course of business. In the opinion of management, the litigation is not material.

ITEM 2:   CHANGES IN SECURITIES

     None

ITEM 3:   DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5:   OTHER INFORMATION

     On September 12, 1994, The NWNL Companies, Inc. ("NWNL") and USLICO Corporation ("USLICO") announced they entered into an Agreement and Plan of Merger ("Agreement") to combine the two companies through the merger of USLICO into NWNL. The Agreement provides for all USLICO shareholders to receive 0.69 shares of NWNL common stock for each share of USLICO common stock, plus special cash distributions of $.50 per share payable by USLICO immediately prior to the closing of the merger. The exchange ratio of 0.69 is a fixed ratio, provided the price of NWNL common stock remains between $28.26 and $37.20 during a pricing period prior to closing. If the price of NWNL common stock falls outside of these parameters, the Agreement includes provisions to modify the ratio.

     Completion of the merger is subject to normal closing conditions, including approval by both NWNL and USLICO shareholders and various regulatory approvals, including the State Insurance Departments of Virginia and New York. Both companies expect to mail proxy statements to shareholders later this fall and hold shareholder meetings in late 1994 or early 1995 to vote on the transaction. The companies intend to complete the merger early in 1995.

ITEM 6:   EXHIBITS AND REPORTS ON FORM 8-K

     None

                           SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       USLICO CORPORATION
                          (Registrant)




                        /s/ DAVID H. ROE
                          DAVID H. ROE
              PRESIDENT AND CHIEF OPERATING OFFICER




                    /s/ GLENN H. GETTIER, JR.
                      GLENN H. GETTIER, JR.
      EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER




                      /s/ DAVID W. KARSTEN
                        DAVID W. KARSTEN
              SENIOR VICE PRESIDENT AND CONTROLLER






DATE:  November 10, 1994