Form 10-K/A
period 1993-12-31
USLICO CORP
filed 1994-12-01
CIK 750234

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                                     WASHINGTON, DC  20549

                                       F  O  R  M   10-K/A-1


                                           AMENDMENT
                                              TO
  Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 -

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

This Amendment on Form 10-K/A is being filed for the purpose of amending Items 7 and 8 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993 filed with the Securities and Exchange Commission on March 30, 1994 (the "Form 10-K") to provide certain additional information at March 30,1994. Since this Amendment is being filed in December 1994, this Amendment and the Form 10-K should be read in conjunction with the information subsequent to the Form 10-K contained in the Registrant's quarterly reports on Form 10-Q filed for the periods ended March 31, 1994; June 30, 1994; and September 30, 1994.

The following replaces Item 7 in its entirety.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS

                                   FINANCIAL REVIEW

We present below management's discussion and analysis of USLICO's financial condition and results of operations as of and for the three years ended December 31, 1993.

Results of Operations

Net Income (Loss). 1993 resulted in net income of $23.6 million or $2.04 per common share (fully diluted) compared to a net loss of $56.0 million or $5.21 per common share in 1992 and net income of $11.2 million or $1.04 per common share in 1991. A number of significant items that do not represent regular, recurring operations affected these results.

                                          Summary Financial Information
                                                  (in millions)

                                           1993         1992       1991
Life insurance operations
 (pre-tax)                                $28.0        $(36.5)     $33.5
Realized investment gains*                  8.3           1.4        1.4
Interest expense                           (8.0)         (8.1)      (8.1)
Federal income tax                         (9.8)          9.0       (8.7)
                                           ----          ----       ----
                                           18.5         (34.2)      18.1
Other items (net of tax):
Accounting changes                           -           (9.8)       -
Discontinued operations                      -          (10.0)      21.7
Liberian investment and ship
 registry business                         11.8           -         (7.2)
Group health business                      (5.1)         (2.0)     (21.4)
Tax rate increase                          (1.6)          -          -
                                           ----         -----      -----
Net Income (Loss)                         $23.6        $(56.0)     $11.2


* Net of deferred acquisition cost amortization and amortization of present value of future profits of $6.4 million, $4 million and $1 million, respectively.

   Excluding the other items listed above, 1993 earnings improved to $18.5 million compared to a loss of $34.2 million in 1992. As discussed more fully below, the 1992 loss resulted primarily from certain one-time, non-cash charges consisting of $19.4 million to write off goodwill and $30.2 million to reduce the balance of deferred policy acquisition costs. 1992 results from life insurance operations (pre-tax) also were affected adversely by higher costs associated with severance benefits, new computer systems development, and mortality; reduced deferral of acquisition costs; and additional reserves for participating policies and for future guaranty fund assessments.

   Other Items

Accounting Changes. Effective January 1, 1992, the company adopted Statement of Financial Accounting Standards No. 109, a new accounting standard for deferred income taxes. The cumulative effect of changing to the new accounting standard was $9.5 million of additional income tax expense in 1992. See Note 4 of Notes to Consolidated Financial Statements for additional information regarding this item.

Additionally, the company adopted Financial Accounting Standards Board Statement 106 (Accounting for Postretirement Benefits other than
Pensions) effective January 1, 1992, which resulted in a charge of $0.3 million (net of tax).

Discontinued Operations. In 1992, the company wrote off its remaining investment in The Northeastern Insurance Company of Hartford, which amounted to $15 million ($10 million net of tax). Northeastern was a property-casualty reinsurer that had been a discontinued operation in reserve run-off since 1986. Based on developments in late 1992, actuarial estimates of the ultimate claim costs and length of the payout period for the run-off of Northeastern's environmental and asbestosis claims worsened. While management believed that Northeastern had sufficient assets to meet its liabilities as they came due over time, it was probable that the investment in Northeastern would not be recoverable after taking into account uncertainties regarding future investment rates of return, loss payment patterns and possible regulatory action. The company had provided $12 million (net of tax) in 1991 for adverse development in Northeastern's loss reserves.

In 1993, the company concluded the voluntary commutation of substantially all of the reinsurance liabilities assumed by Northeastern. In this connection, Northeastern distributed substantially all of its assets to the insurance companies from whom it had assumed business in return for agreements from those companies to release Northeastern from its obligations to them. As of December 31, 1993, Northeastern's capital and surplus amounted to approximately $0.3 million, and it surrendered its insurance licenses and charter in early 1994. This transaction produced no gain or loss for USLICO.

The company sold its three primary property-casualty insurance subsidiaries in 1991 for a net after-tax gain of $34.6 million. These subsidiaries contributed a net loss of $0.9 million in 1991, prior to their sale.

Liberian Investment and Ship Registry Business. USLICO owned the majority shareholder of The International Trust Company of Liberia (ITC) from 1985 to 1993. ITC operates a banking business in Liberia and administers Liberia's maritime program. In 1988, as a result of uncertainty regarding control of ITC and the ultimate realization of further profits from Liberia, USLICO suspended recognition of earnings from ITC and affiliated subsidiaries, and USLICO's investment in ITC was recorded on a deconsolidated, cost basis. Civil war broke out in Liberia during 1989, and the country's political situation has been unstable ever since.

During 1991, the political situation evolved into a stalemate condition with no substantial prospects for settlement in the foreseeable future. Given that development, the company reassessed the net recoverable value of its investment and determined, as a result of this further uncertainty regarding Liberia, that it would be prudent to write off the net remaining carrying value of $7.2 million.

In 1993, USLICO sold ITC, the ship registry and maritime services business, and the related offshore corporate formation and registry business. The company realized an after-tax gain of approximately $10.9 million or $1.01 per share on the sale. The gain was comprised of $2.1 million of net proceeds from the sale in excess of net book value and $8.8 million of previously unrecognized tax benefits arising from prior years' operations that will be realized as a result of the sale. In addition to the gain on sale, income of $0.9 million, net of tax, was recognized prior to the sale, representing a dividend from the ship registry subsidiary.

Group Health Business. The company incurred a net after-tax loss of $5.1 million in 1993, $2.0 million in 1992 and $21.4 million in 1991 from group health insurance business sold and administered by an independent third-party administrator. The total 1991 loss recognized on this business, which was canceled in early 1992, included a provision for management's estimate of probable future losses and expenses related to termination and claims run-off. $2.0 million (net of tax) was added to the loss reserve in 1992, and $5.1 million was added in 1993. Both of these additional provisions were primarily to cover legal fees and other litigation costs that were incurred during those years, including the establishment of reserves for the estimated costs of concluding the litigation remaining open at the end of 1993.

Life Insurance Operations

Premiums and Other Considerations (insurance policy income) totaled $191 million in 1993, $177 million in 1992, and $208 million in 1991. The primary reason for the increase from 1992 to 1993 was the increase in total life insurance and annuity business in force. The primary reason for the decrease from 1991 to 1992 was the changing status of the group health business referred to above. Total accident and health premiums, included in Premiums and Other Considerations, decreased from $56 million in 1991 to $19 million in 1992 and $14 million in 1993.

As discussed in previous reports, the third-party group health business was 100 percent reinsured through December 31, 1990, which meant that USLICO reported no net premium from this block of business. Effective January 1, 1991, USLICO assumed the underwriting risk on 74 percent of the business and, therefore, reported the related premium income. The company canceled this business in early 1992, causing the decrease in reported premium for 1992 as compared to 1991.

Net Investment Income, which represents the gross interest and other income earned on invested assets minus investment expenses, totaled $198 million in 1993, $188 million in 1992 and $174 million in 1991. Growth in total invested assets has produced increased net investment income despite declining gross investment yields. Total invested assets have increased from $1.7 billion at year-end 1990 to $2.1 billion at year-end 1991, $2.3 billion at December 31, 1992, and $2.5 billion at December 31, 1993, while gross investment yield has declined from 9.29 percent in 1991 to 8.71 percent for 1992 and 8.35 percent for 1993. A substantial portion of the investment income earned by the company is subsequently credited to the account values of life insurance and annuity policies, as discussed below. More information regarding the company's investments is contained later in the Financial Condition and Liquidity section of this report.

Realized Investment Gains represent the net gains and losses realized on the sale or call of fixed maturity and equity investments, as well as loan loss reserves provided on mortgage loans. The effect of realized gains on net income is shown in the following table (in millions):

                                    1993        1992         1991

Realized investment gains           $14.7       $5.4         $2.4

Amortization of deferred
 acquisition costs and present
 value of future profits             (6.4)      (4.0)        (1.0)

Net                                   8.3        1.4          1.4
Federal income tax                   (2.9)      (0.5)        (0.5)

Net realized investment gains        $5.4       $0.9         $0.9



The realized gains on the first line above are the gains reported in the Consolidated Statements of Income. Most of the gains represent accelerated recognition of part of the future profits on in-force business. As a result, amortization of deferred acquisition costs and present value of future profits is accelerated accordingly.

Other Income, which totaled $12 million in 1993, $8 million in 1992 and $9 million in 1991, consists primarily of commissions and allowances on ceded reinsurance and miscellaneous commission income earned by USLICO's broker-dealer and insurance agency.

Death, Surrender and Other Benefits totaled $139 million in 1993, $143 million in 1992 and $176 million in 1991. Total benefits decreased by $33 million from 1991 to 1992 because of a decrease of $39 million in group health benefits, resulting from cancellation of the health business described above. Death claims increased $5 million from 1991 to 1992 and increased $15 million from 1992 to 1993. The increase for both years occurred in the group and individual life lines of business.

For the years 1993, 1992 and 1991, death claims resulting from AIDS as a percentage of total incurred death claims (statutory basis) were 4.9 percent, 4.3 percent, and 5.3 percent, respectively. In 1992, in response to this AIDS-related mortality experience, the company lowered the level of life insurance it would provide without requiring a blood test for the HIV virus.

Increase in Policy Reserves, which represents primarily the fund interest credited to the cash values of universal life-type policies, totaled $122 million in 1993, $118 million in 1992 and $107 million in 1991. Total fund interest was $110 million in 1993, $108 million in 1992 and $98 million in 1991. The reserve increases for 1992 and 1991 include extra reserves for mortality on term conversions in the amount of $3.2 million and $1 million, respectively, with no similar extra reserves in 1993.

   Amortization of Deferred Policy Acquisition Costs totaled $41 million in 1993, $61 million in 1992, and $20 million in 1991. This amortization represents the income statement recognition of a portion of the costs related to the sale of new business. Sales expenses, primarily commissions and marketing costs, are capitalized as part of Deferred Policy Acquisition Costs in the year of the sale and are amortized against the income produced by the insurance policies subsequent to their sale.

   Deferred acquisition costs are reviewed regularly to determine that the unamortized portion of such costs does not exceed recoverable amounts. During 1992, the company increased the number of separate product lines used for recoverability testing to be consistent with a new market focus instituted by management at the end of 1992. This method is preferable in the circumstances because the recoverability tests will be consistent with the way the company now measures the profitability of its insurance products. In addition, certain actuarial assumptions regarding future experience were modified to reflect the results of product profitability studies completed in the latter part of 1992. Both of these changes resulted in nonrecoverable deferred costs and amortization adjustments for certain product lines in the amount of $30.2 million pre-tax.

   The amortization in 1993 and 1992 also includes additional amortization due to realized gains on the sales and calls of bonds of $3 million and $2.6 million, respectively, compared to prior years. The level of amortization for all three years also is affected primarily by growth of the business in force.

Interest Expense, which totaled $8 million in each of the years 1993, 1992 and 1991, consists of the interest incurred on the 8 percent debentures sold in 1986 and the 8-1/2 percent debentures sold in 1989.

General Expenses totaled $52 million in 1993, $44 million in 1992 and $37 million in 1991. The increase of $8 million in general expenses from 1992 to 1993 resulted primarily from an increase of $4.4 million in legal fees related to the group health business described above and from a decrease of $4 million in expenses deferred as policy acquisition costs. The increase of $7 million in general expenses from 1991 to 1992 resulted primarily from severance pay and related benefits totaling $1.8 million; increased software amortization totaling $1.2 million; increased expenses of $1.1 million associated with computer system development; and a decrease of $4 million in expenses that were deferred as policy acquisition costs.

Commissions, Premium Taxes and Fees, which consist primarily of premium taxes and commissions that are not deferred as acquisition costs, totaled $31 million in 1993, $31 million in 1992 and $50 million in 1991. The change from 1991 to 1992 resulted primarily from the group health business, for which commissions decreased by $19 million from 1991 to 1992, due to cancellation of the business.

   Goodwill Write-off. In 1992, the company wrote off all remaining goodwill, in the amount of $19.4 million, related to the acquisitions of United Olympic Life Insurance Company (UOL) and Provident Life Insurance Company (PLI), which were acquired in 1984 and 1982, respectively. Both of these companies merged into USL during 1992. For many years after acquisition, PLI and UOL operated as autonomous subsidiaries, continuing to follow their former business strategies. As the 1980's were coming to a close, it was apparent that USLICO's life insurance business was not achieving satisfactory profitability, in part due to the intensively competitive environment that had developed during the 1980's. To counter these trends, management began a process of consolidating various functions among USLICO's life insurance subsidiaries in an effort to improve efficiency and reduce costs. In late 1991, the company consolidated the agent support and new business processing functions of UOL and PLI in Arlington in furtherance of its cost reduction goals. These changes were accompanied by the introduction of new products and computer processing systems that were further aimed at the growing need to improve profitability. However, these steps had the opposite of their intended effect.
Independent agents became increasingly unhappy with the company's service, and during 1992 began to shift much of their new business production to other life insurance companies. This was particularly true for the former agents from PLI and UOL. As a result, it is management's opinion that the goodwill had no continuing value due to the elimination of the separate insurance company products, charters, licenses and independent status.

Income Taxes (Benefit) totaled $0.2 million, $(8.9) million and $(2.3) million for 1993, 1992 and 1991, respectively. The taxes or benefit relate to the pre-tax operating income or loss for each year as described in Note 4 of Notes to Consolidated Financial Statements. Taxes were minimal in 1993 due to an $8.8 million tax benefit realized on the sale of the Liberian ship registry.

Financial Condition and Liquidity

Premiums from insurance products and investment income earned on the invested asset base provide the primary source of liquidity at the operating company level. Consolidated funds provided by operating activities for 1993, 1992 and 1991 were $201 million, $189 million and $283 million, respectively. Funds provided by operations decreased from 1991 to 1992 primarily because annuity premiums collected decreased by $78 million from 1991 to 1992. The changes from 1992 to 1993 reflect improved earnings and a further decline in annuity premiums. Cash and short-term investments are maintained to meet operating expense needs and to pay policyholder benefits. All significant amounts of cash, short-term cash equivalents and long-term invested assets are held at the operating company level.

The ability of life insurance companies to pay benefits under the financial contracts made with their policyholders is directly related to the integrity, credit quality and liquidity of their assets. USLICO's investment policies have consistently emphasized diversification of risk, creditworthiness and adequate liquidity to meet all operating requirements.

The holding company's recurring source of funds is primarily dependent upon dividends and management fees from the operating companies. Additionally, proceeds from the sale of the company's three primary property-casualty subsidiaries in the third quarter of 1991 provided $96.5 million to the holding company, of which $85 million remained after taxes and related expenses. The holding company in turn contributed $65 million to the life insurance subsidiaries to support their future growth. Dividends from United Services Life amounting to $9.0 million and $4.5 million, respectively, provided the other major sources of funds at the holding company during 1992 and 1991.

The life subsidiaries experienced low statutory earnings levels during 1992, which restricted their capacity to pay dividends to the holding company during 1993. In recognition of reduced availability of funds at the holding company and of the insurance companies' need to retain capital to support growth, the board of directors reduced the dividend to shareholders from a $1.00 annual rate to a $0.24 annual rate in January 1993. At the new shareholder dividend rate, the holding company's annual use of funds was reduced by $8.2 million.

During 1993, United Services Life paid no dividends to the holding company. Its primary sources of funds consisted of management fees, dividends from non-insurance subsidiaries and proceeds from the sale of the maritime services businesses. The primary uses of funds were interest expense, dividends to shareholders and the full payment of USLICO Corporation's note payable amounting to $10.5 million to Northeastern. At December 31, 1993, the holding company had net working capital of $5.9 million.

Projections for the next several years indicate that USLICO Corporation's sources of funds other than dividends from its life insurance subsidiaries will be sufficient to meet its needs. To provide flexibility in managing variations in the timing of cash flows, the holding company arranged a $10 million line of credit in the first quarter of 1994.

At the operating company level, invested assets are of high quality and have not suffered from the credit problems experienced by some insurance companies. USLICO's commitment to quality and the diversification and performance of the bond and commercial mortgage portfolios are described below.

Investment Income and Assets

Net investment income increased 5.2 percent to $198 million for 1993 versus $188 million for 1992. Gross pre-tax yield on an annualized basis was 8.35 percent for 1993 down from 8.71 percent in 1992. The continued decline in interest rates has resulted in new money and proceeds from bonds called being reinvested at lower rates. Credited rates on interest-sensitive insurance products have been reduced with the decline in portfolio rates to enhance profitability from these products.

Bonds

Bonds represent 79 percent of the total consolidated investment asset base. At year-end 1993, 97.7 percent of the bond portfolio carried investment grade ratings. Holdings in below investment-grade bonds totaled $46 million or only 2.3 percent. This is well within the company's 5 percent investment guideline and continues to represent corporate bonds of quality superior to that of the high-yield market as a whole. At year-end 1993, all holdings were current as to principal and interest payments. The market value of the long-term portfolios stood at 106 percent of amortized cost for a net unrealized gain of $129 million.

All fixed income investments are managed internally and sales are executed primarily to remove deteriorating credits or to adjust for changes in asset duration, which impact asset-liability management objectives. As described in Note 1 of Notes to Consolidated Financial Statements, the company plans to change its method of accounting for fixed maturity investments effective January 1, 1994, in accordance with new Statement of Financial Accounting Standards No. 115. As a result, certain fixed maturity investments will be classified as available for sale and carried at current market value. Changes in carrying value for such securities will be reflected in shareholders' equity, net of related income taxes and other adjustments.

During 1993 and 1992, interest rates declined to levels that offered mortgage holders and bond issuers an opportunity to refinance their high coupon debt. As a result, $298 million in 1993 and $187 million in 1992 were called for redemption, producing realized gains of $8.8 million in 1993 and $7 million in 1992.

In order to increase future call protection, funds were reinvested to a greater degree in non-callable corporate bonds and structured collateralized mortgage obligations without sacrificing quality and liquidity. This will lessen overall interest-rate sensitivity, thereby fostering more predictable levels of investment income.

Mortgages and Real Estate

On a consolidated basis, mortgage loans committed during 1993 totaled $36 million as compared to $23 million in 1992. Rates on commercial mortgage loans are higher than those available in the public bond market and USLICO's investment strategy continues to include mortgage loans in the portfolios to increase the overall yield on life company assets. Another attractive characteristic is that a significant number of USLICO's mortgage loans have prepayment penalties. Since mortgages represent only 14 percent of the investment portfolio, yield enhancement is achieved without materially affecting overall portfolio liquidity. The mortgage portfolios of the life companies have an estimated fair value approximately $27 million in excess of carrying value at year-end 1993.

As a matter of policy, mortgage loans are held until maturity.
Therefore, future yields in the mortgage portfolio are not expected to be materially different from historical average yields. More than 65 percent of mortgage loans are on property located in California, Oregon and Washington; more than 29 percent of mortgages are on property located in Maryland and Virginia; and the remainder are on property located in 20 other states. Approximately 55 percent of outstanding loan balances are on warehouse properties and 30 percent are on office buildings. The average commercial mortgage loan balance is $1.1 million.

USLICO's conservative loan underwriting policies have resulted in mortgage delinquency rates that have been on average 74 percent below the industry rates during the past five years. Stated as a dollar percentage, USLICO's 60-day delinquency rate at the end of 1993 was 2.89 percent compared to the most recently published life insurance industry average of 4.38 percent.

During 1993, 1992 and 1991, $1.6 million, $1.8 million and $0.5 million, respectively, of mortgage loans (net of reserves) were foreclosed and added to investment in real estate. The book value of all real estate acquired through foreclosure at year-end 1993 was $2.8 million. In keeping with USLICO's conservative approach, the company has established specific loan loss reserves of $4.8 million, and general loan loss reserves of $4 million. This represents 2.5 percent of the consolidated mortgage loan portfolio, and 36 percent of loans delinquent more than 60 days plus restructured loans.

USLICO's direct real estate holdings represent less than 1 percent of the total invested asset base. The largest real estate assets are two home office buildings, substantially all of which are occupied by its life insurance subsidiaries.

Asset/Liability Matching

The operating companies sell many interest-sensitive products that contain surrender charges which are designed to lengthen the expected life of the liabilities related to these products. Approximately $2.1 billion, or 70 percent, of the consolidated life company liabilities are of this nature.

The company's investment management practices give consideration not only to investment quality, diversification, return and liquidity but also recognize appropriate cash flow characteristics of assets purchased, and match them as closely as possible with the structure of the interest-sensitive liabilities. A continuous review process ensures that asset maturity and duration are rebalanced as the related liabilities change. Short-term liquidity is monitored daily for each of the operating companies, and the consolidated position at year-end 1993 totaled $37.8 million in cash and short-term investments. Management believes that the asset/liability matching practices and review process protect the companies from most of the adverse results associated with changes in interest rates. As a part of this discipline, the company conducts computer simulations which model its fixed-maturity assets and liabilities under stress-test interest rate scenarios. Based on assumptions as to future interest rates and expenses, the company seeks to achieve a desired spread between what it earns on assets and what it pays on liabilities. These procedures, in combination with available cash and short-term investments and the excellent marketability of the bond portfolios, provide sufficient liquidity to meet all policyholder obligations under the various insurance contracts when due.

Common Stock Repurchases

In 1987, USLICO's board approved the repurchase of up to 10 percent of the then outstanding common stock, which represented a maximum buy-back of 1,125,000 shares. Through 1991, a total of 722,981 shares had been repurchased at an average cost per share of $21.33. No repurchases were made during 1992 and 1993, and USLICO's management does not foresee making additional stock repurchases in the near future.

The following Consolidated Statements of Income, Note 1 and Note 10 replace the corresponding financial statements and notes in Item 8.

                           CONSOLIDATED STATEMENTS OF INCOME

                                Year Ended December 31
                                    (In thousands)

                                                  1993         1992        1991
Revenues
  Premiums and other considerations             $191,239     $177,124     $208,381
  Net investment income (Note 3)                 197,891      188,063      173,642
  Realized investment gains (Note 3)              14,717        5,432        2,376
  Other income                                    11,577        8,168        8,906
  Gain on ship registry sale                       2,114         -            -
                                                 -------      -------      -------
      Total revenues                             417,538      378,787      393,305


Benefits and Expenses
  Death, surrender and other benefits            138,858      143,199      176,321
  Increase in policy reserves                    121,908      117,992      107,013
  Amortization of deferred policy
   acquisition costs                              41,131       60,693       20,438
  Interest expense                                 8,017        8,103        8,129
  General expenses                                52,380       43,746       36,948
  Commissions, premium taxes and fees             31,473       30,754       50,039
  Goodwill write-off (Note 10)                      -          19,439         -
                                                 -------      -------      ------
      Total benefits and expenses                393,767      423,926      398,888

OPERATING INCOME (LOSS) BEFORE
 INCOME TAXES                                     23,771      (45,139)      (5,583)
Income taxes (benefit) (Note 4)                      191       (8,908)      (2,288)
                                                  ------       ------        -----
Income (loss) after income taxes                  23,580      (36,231)      (3,295)
Write-down of foreign investment
 (Note 2)                                           -            -          (7,189)
                                                  ------        ------       ------
Operating income (loss) before
 discontinued operations and
 cumulative effect of accounting
 changes                                          23,580      (36,231)     (10,484)
Discontinued property and casualty
 operations (Note 2):
  Subsidiaries sold in 1991:
      Loss prior to sale, net of tax                -            -            (916)
      Gain on sale, net of tax                      -            -          34,636
  Write-down of investment in reinsurance
   business, net of tax                             -          (9,954)     (12,000)
                                                  ------       ------       ------
Income (loss) before cumulative effect
 of accounting changes                            23,580      (46,185)      11,236
Cumulative effect of accounting changes
 (Notes 1 and 4)                                    -          (9,828)        -
                                                  ------       ------       ------
  NET INCOME (LOSS)                              $23,580     $(56,013)     $11,236


Net Income Per Share
  Primary
      Operating income (loss)                      $2.19       $(3.37)      $(0.98)
      Discontinued operations                       -            (.93)        2.02
      Cumulative effect of accounting
       changes                                      -            (.91)         -
                                                    ----         ----         ----
            Net income (loss)                      $2.19       $(5.21)       $1.04



  Fully Diluted
      Operating income (loss)                      $2.04       $(3.37)      $(0.98)
      Discontinued operations                       -            (.93)        2.02
      Cumulative effect of accounting
       changes                                      -            (.91)         -
                                                    ----         ----         ----
            Net income (loss)                      $2.04       $(5.21)       $1.04

See accompanying notes to consolidated financial statements.

Note 1 - Significant Accounting Policies

Basis of Presentation. The consolidated financial statements are prepared in accordance with generally accepted accounting principles
(GAAP) and include USLICO Corporation and its subsidiaries (USLICO).

USLICO's insurance subsidiaries file financial statements with state regulatory authorities using statutory accounting practices, which differ from GAAP. The combined statutory net income and shareholders' equity of the life insurance subsidiaries are as follows:

                                1993        1992          1991
                                       (in thousands)
Net income (loss)              $11,036     $(3,672)     $(4,386)
Shareholders' equity          $126,060    $116,776     $143,240

The excess of the shareholders' equity of the insurance subsidiaries on a GAAP basis over that determined on a statutory basis is not available for distribution to shareholders.

Principles of Consolidation. The financial statements include the accounts of USLICO on a consolidated basis. Discontinued property and casualty operations are carried on a one-line basis (Note 2). The results of all significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior-year financial statements to conform to the 1993 presentation.

Recognition of Policy Revenue and Related Expenses varies depending upon the type of insurance product. For traditional life products with fixed and guaranteed premiums and benefits, such as whole life and term insurance policies, premiums are recognized when due. Benefits and other expenses for these products are associated with earned premiums and other sources of earnings so as to result in recognition of profits over the premium-paying period of the contracts. This association is accomplished by means of the provision for liabilities for future benefits (policy reserves), the deferral and amortization of policy acquisition costs and the recognition of unearned premiums and unpaid claims.

Universal life-type products consist of universal life, other interest-sensitive life insurance policies and annuities. Each of these products has a stated account balance that is credited with policyholder premiums and interest. Assessments are made against the account balance for mortality charges, surrender charges and expenses. The amounts credited to and assessed against the account balance generally are not fixed but may be subject to certain limits.

Premiums collected on universal life-type policies are reported as deposits to the policyholder account balance and not as revenue to USLICO. Revenue to USLICO consists of the assessments for mortality costs, surrenders and expenses, which are reported in the Consolidated Statements of Income as premiums and other considerations. Additionally, the excess of earned investment income over the interest credited to the policyholder account balances is a significant source of income to USLICO.

Benefits and other expenses for universal life-type policies are recognized over the period of time during which income is earned on the policies. This matching of expenses with income is accomplished by means of the deferral and amortization of policy acquisition costs and deferred revenues.

Policy Reserves. The liability for policy reserves on traditional products has been computed primarily on the net level premium method using estimated future investment yields, withdrawals, mortality and other assumptions based upon USLICO's experience as adjusted to provide for risk of possible adverse deviation from the assumptions where appropriate. Reserves for universal life-type products are based on the accumulated contract values. Interest rate assumptions for all products ranged from 2.5 percent to 9.25 percent at December 31, 1993.

Deferred Revenue Liability consists of the unamortized portion of front-end loads associated with certain universal life-type policies. These amounts represent compensation to USLICO for services to be provided in future periods and are recognized in income over the period during which income is earned on the policies. This recognition is determined using the same assumptions that are used in the amortization of deferred policy acquisition costs.

Deferred Policy Acquisition Costs. The costs of acquiring new business (principally sales commissions and marketing expenses), which vary with and are directly related to the production of new business, have not been charged to expense when incurred.

For traditional life products, such expenses have been deferred and are amortized over the premium-paying period of the related policies in proportion to the ratio of annual premium revenue to total anticipated premium revenue, using the same assumptions that are used to compute policy reserves.

For universal life-type products, the deferred expenses are amortized in proportion to the ratio of USLICO's annual earnings on the contracts (including realized investment gains) to total anticipated contract earnings. Amortization is determined using assumptions as to investment spread, withdrawals, mortality and expenses based on USLICO's experience. If it is determined that future experience will likely differ significantly from that which was previously assumed, the estimates are revised.

    Deferred acquisition costs are reviewed regularly to determine that the unamortized portion of such costs does not exceed recoverable amounts.
During 1992, the company increased the number of separate product lines used for recoverability testing to be consistent with a new market focus instituted by management at the end of 1992. This method is preferable in the circumstances because recoverability tests will be consistent with the way the company now measures the profitability of its insurance products. In addition, certain actuarial assumptions regarding future experience were modified to reflect the results of product profitability studies completed in the latter part of 1992. Both of these changes resulted in nonrecoverable deferred costs and amortization adjustments for certain product lines in the amount of $30.2 million pre-tax.

The balance of deferred policy acquisition costs includes the unamortized value of purchased in-force insurance business at December 31, 1993 and 1992, which was $6.5 million and $11.7 million, respectively. Amortization of this value, included with the amortization of deferred policy acquisition costs, for the years ended December 31, 1993, 1992 and 1991, respectively, was $5.2 million, $2.3 million and $2.6 million.

Foreign Currency Translation Adjustments. All assets and liabilities of foreign operations are translated into U.S. dollars at year-end exchange rates, and revenue and expenses at average rates for the year. The resulting translation adjustment is reflected as a separate component of shareholders' equity.

Investments. Fixed maturity investments, primarily consisting of publicly traded bonds, are classified at the time of purchase. If USLICO has the intent and ability at the time of purchase to hold securities until maturity, they are classified as held-to-maturity investments and carried at cost adjusted for accrual of discount and amortization of premium. At December 31, 1993, all fixed maturity investments were classified as held-to-maturity and carried at amortized cost.

Effective January 1, 1994, in accordance with Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities, fixed maturity investments that may not be held to maturity will be classified as available for sale and carried at current market value. Financial statements for prior periods will not be restated. Changes in carrying value for such securities will be reflected in shareholders' equity, net of related income taxes and other adjustments. Securities available for sale will include securities that management may sell as part of its asset/liability management strategy, or that may be sold in response to changes in interest rates and other factors. The company has not yet determined the effect of this new accounting standard on its financial statements.

Equity securities, consisting primarily of nonredeemable preferred stocks, are carried at current market value. The market value of publicly traded issues is based upon quoted market prices on the balance sheet date. Market value of issues not publicly traded represents estimated fair value as determined by management. Changes in carrying value of equity securities are reflected in shareholders' equity, net of applicable income taxes.

Mortgage loans and policy loans are carried at their aggregate unpaid balances, and mortgage loans are carried net of an allowance for potential uncollectible balances of $8.8 million and $8.4 million as of December 31, 1993, and 1992, respectively. The carrying value of impaired loans is based on the estimated fair value of the loan collateral.

Statement of Financial Accounting Standards No. 114, issued in May 1993, establishes new standards for accounting by creditors for impairment of certain loans, effective for fiscal years beginning after December 15, 1994. It applies to uncollateralized as well as collateralized loans, and to all loans that are restructured in a troubled debt restructuring involving a modification of terms. The standard requires that impaired loans that are within the scope of the statement be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The company has not yet adopted this new standard, and has not yet determined the effect of this new accounting standard on its financial statements.

Realized investment gains and losses are recorded by the specific identification method.

Fair Values of Financial Instruments. The following methods and assumptions were used by the company in estimating its fair value disclosures for financial instruments:

  Investment securities: Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities not actively traded, fair values are estimated using values obtained from independent pricing services. The fair values for equity securities are based on quoted market prices, when available, or estimates determined by management. USLICO's equity securities consist primarily of nonredeemable preferred stocks.

  Mortgage loans and policy loans: The fair values for mortgage loans and policy loans are estimated using discounted cash flow analyses, based on interest rates currently being offered for similar loans to borrowers with similar credit ratings. Loans with similar characteristics are aggregated for purposes of the calculations. The fair values of these loans may not represent the amounts that would be realized upon sale.

  Long-term debt: The fair value of USLICO's convertible subordinated debentures is based on quoted market prices.

  Cash, short-term investments, and certain other assets and liabilities of the company, which also constitute financial instruments, have fair values that approximate their carrying values.


Participating Policies. Approximately 8.5 percent and 7.4 percent of the life insurance in force as of December 31, 1993 and 1992, respectively, and 14.0 percent, 12.7 percent and 12.7 percent of life premium income (statutory basis) in 1993, 1992 and 1991, respectively, was participating business, which provides for an annual dividend at the end of each policy year. Dividends to participating policyholders for the years ended December 31, 1993, 1992 and 1991 were $5.9 million, $6.8 million and $7.2 million, respectively.

Separate Accounts. The separate account assets and liabilities represent: (1) funds that are separately administered for variable life and variable annuity contracts for which the owner of the contract bears the investment risk; and (2) the assets of USLICO's qualified pension plan.

Income Taxes. USLICO and its subsidiaries file a consolidated federal income tax return. Deferred income taxes are provided for temporary differences between financial statement and tax return bases, using the asset and liability method. This method was adopted as of January 1, 1992, in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Financial statements for prior periods have not been restated.

Pursuant to the deferred method under APB Opinion 11, which was applied in 1991 and prior years, deferred income taxes are recognized for income and expense items that are reported in different years for financial reporting purposes and income tax purposes using the tax rate applicable in the year of the calculation. Under the deferred method, deferred taxes are not adjusted for subsequent changes in tax rates (see Note 4).

Earnings Per Share. Weighted average shares outstanding used in the computation of primary earnings per share for 1993, 1992 and 1991, respectively, are 10,755,652, 10,755,701 and 10,776,748. Earnings per
share on a fully diluted basis reflect conversion of the convertible subordinated debentures to shares of common stock and elimination of the interest expense on the debentures.

Postretirement Benefits Other Than Pensions. Statement of Financial Accounting Standards No. 106, issued in December 1990, established new accounting standards for recognizing the cost of postretirement benefits other than pensions. It significantly changed the prevalent practice of accounting for postretirement benefits other than pensions on a pay-as-you-go (cash) basis by requiring accrual, during the years that an employee renders the necessary service, of the expected cost of providing those benefits to an employee. USLICO adopted the new accounting standard in 1992, and the cumulative effect of the accounting change was $0.3 million (net of tax).

Postemployment Benefits. Statement of Financial Accounting Standards No. 112, issued in November 1992, established new accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement, effective for fiscal years beginning after December 15, 1993. This new standard, adopted by the company in 1993, has no effect on USLICO's financial statements.


   Note 10 - Goodwill Write-off

In 1992 USLICO wrote off $19.4 million of goodwill related to two former life insurance subsidiaries that were merged into United Services Life Insurance Company, USLICO's primary subsidiary. The two subsidiaries had been purchased in 1982 and 1984. For many years after acquisition, the two subsidiaries operated autonomously, continuing to follow their former business stategies. As the 1980's were coming to a close, it was apparent that USLICO's life insurance business was not achieving satisfactory profitability, in part due to the intensively competitive environment that had developed during the 1980's. To counter these trends, management began a process of consolidating various functions among USLICO's life insurance subsidiaries in an effort to improve efficiency and reduce costs. In late 1991, the company consolidated the agent support and new business processing functions of the two subsidiaries in Arlington in furtherance of its cost reduction goals. These changes were accompanied by the introduction of new products and computer processing systems that were further aimed at the growing need to improve profitability. However, these steps had the opposite of their intended effect. Independent agents became increasingly unhappy with the company's service, and during 1992 began to shift much of their new business production to other life insurance companies. This was particularly true for the former agents from the two subsidiaries. As a result of these developments, it is management's opinion that the goodwill had no continuing value due to the elimination of the separate insurance company products, licenses and independent status.
















                            SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report
Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                         USLICO CORPORATION
                           (Registrant)



                         GLENN H. GETTIER, JR.
                         GLENN H. GETTIER, JR.
                       EXECUTIVE VICE PRESIDENT
                  CHIEF FINANCIAL OFFICER AND DIRECTOR

                          DECEMBER 1, 1994
                              (Date)